Form 10-Q
period 2007-03-31
ISOTIS INC
filed 2007-05-15
CIK 1380180

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition from to .

Commission File Number: 001-33272

IsoTis, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	20-5825634 (I.R.S. Employer Identification No.)

2 Goodyear
Irvine, California 92618
(Address of principal executive offices) (Zip Code)

(949) 595-8710
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2007
Common stock, $0.0001 par value	6,418,046

IsoTis, Inc.

FORM 10-Q
For the Quarterly Period Ended March 31, 2007

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

IsoTis, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,872,232	13,362,915
Restricted cash	1,599,123	1,659,787
Trade receivables, net of allowances for doubtful accounts of $632,103 and $616,347, respectively	7,686,038	7,463,194
Inventories	15,111,769	14,211,189
Other receivables	213,234	374,061
Prepaid expenses and other current assets	957,641	923,746

Total current assets	33,440,037	37,994,892

Restricted cash	1,000,000	1,250,000
Property, plant and equipment, net	4,217,118	3,907,175
Goodwill	16,383,069	16,383,069
Intangible assets, net	10,381,626	11,026,656

Total assets	$65,421,850	70,561,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$5,581,137	6,707,212
Accrued liabilities	7,529,353	6,560,894
Deferred revenue	1,396,702	1,342,797
Current portion of interest-bearing loans and borrowings	4,462,235	3,751,201

Total current liabilities	18,969,427	18,362,104

Deferred revenue	4,456,939	4,792,638
Interest-bearing loans and borrowings	1,375,808	1,696,963
Other long term liabilities	258,315	279,025

Total liabilities	25,060,489	25,130,730

Minority interest	3,862,907	—
Commitments and contingencies(Note 6)
Stockholders’ equity:
Common stock; $0.0001 par value; 100,000,000 shares authorized at March 31, 2007 and December 31, 2006; 6,418,000 issued and outstanding at March 31, 2007 and 7,094,661 issued and outstanding at December 31, 2006 (Note 1)	581	709
Additional paid-in capital	142,966,585	157,595,929
Accumulated other comprehensive income	18,318,985	20,141,408
Accumulated deficit	(124,787,697)	(132,306,984)

Total stockholders’ equity	36,498,454	45,431,062

Total liabilities and stockholders’ equity	$65,421,850	70,561,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

IsoTis, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)

Revenue
Product sales	$9,974,489	$9,778,365
Other revenue	—	35,816

Total revenue	9,974,489	9,814,181

Operating expenses
Costs of sales	4,004,696	3,693,828
General and administrative	5,371,081	2,607,195
Sales and marketing	4,604,682	4,313,790
Research and development	1,561,021	1,713,821

Total operating expenses	15,541,480	12,328,634

Loss from operations	(5,566,991)	(2,514,453)
Interest income	106,213	140,835
Interest expense	(128,057)	(27,860)
Foreign exchange gain (loss)	7,034	(1,402,787)
Other income	38,405	—

Net loss before provision for taxes	(5,543,396)	(3,804,265)
Provision for income taxes	5,000	—

Net loss before minority interest	(5,548,396)	(3,804,265)
Minority interest	498,520	—

Net loss	$(5,049,876)	$(3,804,265)

Basic and diluted net loss per common share	$(0.79)	$(0.54)

Weighted average shares used in per share calculation — basic and diluted	6,373,735	7,087,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

IsoTis, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)

Cash flows from operating activities:
Net loss	$(5,049,876)	$(3,804,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	844,727	831,187
Bad debt expense	8,210	15,557
Gain on sale of assets	—	(642)
Stock-based compensation expense	378,131	89,669
Minority interest	(498,520)	—
Foreign currency transaction (gain) loss	(7,034)	1,402,787
Change in operating assets and liabilities:
Inventories	(889,775)	21,965
Trade receivables	(201,174)	(216,208)
Other current assets	137,454	(462,626)
Deferred revenue	(281,794)	(207,830)
Trade and other payables	(143,396)	300,971
Other long term liabilities	(20,710)	—

Net cash used in operating activities	(5,723,757)	(2,029,435)
Cash flows from investing activities
Purchase of property, plant and equipment	(503,428)	(421,138)
Change in restricted cash	318,143	250,000

Net cash used in investing activities	(185,285)	(171,138)
Cash flow from financing activities
Proceeds from issuance of common shares	—	97,561
Proceeds from interest-bearing loans and borrowings	389,313	—
Repayments of interest-bearing loans and borrowings	—	(253,827)

Net cash provided by (used in) financing activities	389,313	(156,266)
Gain on cash held in foreign currency	29,046	12,134

Net decrease in cash and cash equivalents	(5,490,683)	(2,344,705)
Cash and cash equivalents at the beginning of period	13,362,915	15,714,442

Cash and cash equivalents at the end of period	$7,872,232	$13,369,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

IsoTis, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Preparation

IsoTis, Inc. (the “Company” or “IsoTis”) is a life sciences company specializing in orthobiologics. The Company manufactures, markets and sells a range of innovative bone graft substitutes that are used to enhance the repair and regeneration of bone in spinal and trauma surgery, total joint replacements and in craniomaxillofacial and dental applications. The Company’s corporate offices and executive management team are located in Irvine, California in the United States. Research and development, clinical development, manufacturing, regulatory affairs, internal operations, sales and marketing and finance and administration activities are performed in the United States. The Company maintains an international sales office in Switzerland.

IsoTis, Inc. was formed as a wholly owned subsidiary of IsoTis S.A. in November 2006 for the purpose of reorganizing IsoTis S.A. into the United States. IsoTis S.A., was originally formed as a Swiss company in 1996. To effect the reorganization, IsoTis, Inc. offered to exchange one of its shares of common stock for every ten common shares outstanding of IsoTis S.A. The initial acceptance period of the exchange offer ended on January 19, 2007. Pursuant to the exchange offer IsoTis, Inc. acquired approximately 75% of the outstanding shares of IsoTis S.A. IsoTis S.A. became a subsidiary of IsoTis, Inc. and IsoTis, Inc. was listed on NASDAQ on January 26, 2007. The Company then commenced an additional acceptance period which ended on February 7, 2007, following which IsoTis, Inc. had obtained an aggregate 90.5% ownership interest in IsoTis, S.A. Prior to the consummation of the exchange offer, IsoTis, Inc. had no business operations other than engaging in the exchange offer. Following the closing of the exchange offer, IsoTis, Inc.’s business and operations consist solely of the business and operations of IsoTis S.A. As a result, unless the context otherwise states, references throughout this Form 10-Q to “we,” “us,” “our,” “IsoTis” or the “company” refer to the business of IsoTis S.A. and its subsidiaries for all periods prior to the consummation of the exchange offer and to the business of IsoTis, Inc. and that of its subsidiaries for all periods subsequent to the consummation of the exchange offer.

Unless the context indicates otherwise, all share and per share information in the accompanying condensed consolidated financial statements gives effect to the conversion of IsoTis S.A. common stock (CHF 1 par value) to IsoTis, Inc. common stock ($0.0001 par value) in which each ten shares of converted IsoTis S.A. common stock were combined into one share of IsoTis Inc.’s common stock, which was effected on January 26, 2007.

Principles of Consolidation

The condensed consolidated financial statements of IsoTis, Inc. include its 90.5%-owned, consolidated subsidiary, IsoTis S.A., effective February 7, 2007.

The condensed consolidated financial statements include all companies in which the Company has more than 50% of the voting rights over which it exercises control. All intercompany balances and transactions have been eliminated.

The Company is in the process of legally dissolving IsoTis T.E. Facility B.V. and Modex Therapeutics GmbH, wholly-owned subsidiaries of IsoTis S.A. These entities are inactive and the liquidations, which are expected to be concluded during 2007, are not expected to have a material impact on the results of operations. In 2006, the Company completed the liquidation of Episource S.A.

The Company’s reporting currency is the U.S. dollar.

IsoTis, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or for other future periods. The balance sheet information at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All material intercompany balances and transactions have been eliminated in consolidation and certain balances in prior periods have been reclassified to conform to the presentation adopted in the current period.

These condensed consolidated financial statements have been prepared using U.S. generally accepted accounting principles, which contemplate that IsoTis will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. However, the use of these principles may not be appropriate at December 31, 2006 and March 31, 2007 as there is a substantial doubt about the Company’s ability to continue as a going concern without raising additional financial resources. The Company will require outside sources of financing to meet its capital needs through 2007 and beyond. Further, there can be no assurance, assuming the Company successfully raises additional funds, that it will achieve positive cash flow. The Company has a history of recurring losses from operations. Capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. Since inception, the Company has incurred losses from operations and has reported negative cash flows. In the three months ended March 31, 2007, the net loss and the operating cash flow deficit were $5.1 million and $5.7 million, respectively. As of March 31, 2007 and December 31, 2006, the Company had an accumulated deficit of $124.8 million and $132.3 million, respectively. As of March 31, 2007, available cash and cash equivalents totaled $7.9 million and working capital was $14.5 million, compared with available cash and cash equivalents of $13.4 million and working capital of $19.6 million at December 31, 2006. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

These condensed consolidated financial statements do not include any adjustment to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business. The consolidated financial statements as of and for the three months ended March 31, 2007, and as of and for the year ended December 31, 2006, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company’s management believes sufficient financial resources currently exist to fund operations into the third quarter of 2007.

In February 2007, a cost reduction program was instituted that included number of measures intended to reduce the use of the Company’s cash reserves, without impacting the ability to manufacture and supply its customers. Examples of these measures include a workforce reduction of 12 employees, salary deferrals to senior management employees, and postponement of proposed clinical trial programs and administrative office move. During April 2007, the Company also took additional measures to preserve cash, including deferring the payment of 2006 bonuses for executive officers and not awarding any bonuses for other employees. They also include a reduction of U.S. payroll by approximately 10% through a proportional reduction of our Irvine office staff and by management delaying payment of a portion of salaries until later in the year, reflecting management’s and staff’s commitment to the future.

IsoTis, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

If the Company does not close a financing transaction for any reason, the Company will be forced to engage in additional cost reduction measures, sales of assets likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms substantially more disadvantageous to the Company and dilutive to its stockholders. The Company would need to augment its cash through additional and possibly repetitive dilutive financings. If the Company is unable to raise additional funds, the Company could be forced to discontinue operations. The audit report of the Company’s independent registered public auditors contained in our 2006 Annual Report on Form 20-F contains an unqualified opinion with an explanatory paragraph to the effect that there is substantial doubt about the Company’s ability to continue as a going concern.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company’s previous accounting under SFAS No. 123 Accounting for Stock-Based Compensation, or SFAS 123, for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of its 2006 fiscal year. The Company’s unaudited condensed consolidated financial statements as of and for the quarter ending March 31, 2007 reflect the impact of SFAS 123(R ).

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected option life. The Company amortizes the fair value of the awards on a straight-line basis. All options grants are amortized over the requisite service period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is calculated using the simplified method based on the terms and conditions of the options as provided in SAB 107. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The forfeiture rate is based on estimated forfeitures using historical data and the Company records share-based compensation expense only for those awards that are expected to vest.

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average underlying assumptions:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)

Risk-free interest rate	4.52% to 4.66%	4.32% to 4.59%
Expected dividend yield	—	—
Expected volatility	55.48% to 55.65%	59.53% to 65.02%
Expected life (years)	5.25 to 6.00	6.00
Forfeiture rate	4.8%	4.8%

IsoTis, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Stock based compensation expense in the condensed consolidated statements of operations was composed as follows:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)

Costs of sales	$56,600	$6,400
Research and development	45,090	4,307
Sales and marketing	153,245	23,873
General and administrative	123,196	55,089

	$378,131	$89,669

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 has been based on awards ultimately expected to vest and reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

SFAS 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three months ended March 31, 2007 and 2006. Prior to the adoption of SFAS 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

Stock Option Plans

In connection with the exchange offer, the Company assumed all the existing stock options plans of the IsoTis S.A. and all of the options outstanding under the plans. Concurrent with the assumption of the options, The Company converted all options from Swiss Francs (CHF) to U.S. dollars at the current exchange rate on January 26, 2007. The conversion was treated as a modification to the original options issued under SFAS 123(R). Pursuant to SFAS 123(R), the Company calculated no incremental value in the modified options based on the excess of the fair value of the modified awards based on current circumstances at the time of the conversion and in the quarter ended March 31, 2007. Options vest based on the terms established in the individual grant agreement. Such terms are established by the remuneration committee and typically vest over a period of four years. Certain options issued under the plan are subject to profit-retribution provisions. Such provisions entitle the Company to receive a portion of the profits upon sale of the shares to a third party, calculated as the difference between the total proceeds from the sale of shares and the aggregate exercise price. The portion of any profits to be remitted to the Company decreases ratably over a period of three years. Options generally expire over a period of 4 to 10 years, or upon earlier termination of employment with the Company.

2006 Incentive Award Plan

In November 2006, the Company’s board adopted and our stockholders approved the 2006 Incentive Award Plan, or the 2006 Plan. The principal purpose of the 2006 Plan is to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards. The 2006 Plan provides for a variety of such awards, including non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code, or the Code, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance share awards, performance stock unit awards, stock payment awards, performance-based awards and other stock-based awards. A total of 200,000 shares of the Company’s common stock were reserved for issuance under the

IsoTis, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2006 Plan, to be used for any of the types of awards permitted under the 2006 Plan. Currently awards representing all 200,000 shares have been granted and no additional shares are available for grant.

IsoTis S.A. Stock Option Plan 2003/0

This plan only provides for the grant of stock options and is administered by the Company’s board, who has the power to grant options, determine the terms and conditions of such options, amend or rescind the plan and delegate all or part of its responsibilities to one or several board members. IsoTis, Inc. assumed this plan and all outstanding options to purchase IsoTis S.A. shares under the plan and adjusted and converted such options into options to acquire IsoTis, Inc. shares. Outstanding options were automatically adjusted to be exercisable for one share of IsoTis, Inc. common stock for every ten shares of IsoTis S.A. common stock subject to the option. Those eligible to receive options under this plan are (i) former employees and former board members, (ii) consultants and (iii) collaborative institutions of the Company or its subsidiaries. Options are governed by the terms specified in the applicable award agreement. In the event of a merger or sale of all or substantially all of the Company’s assets, all existing options will be terminated as of that date. The board may, at its sole discretion and prior to the effective date of such event, accelerate vesting of each outstanding option in full. The board may amend or terminate the plan or existing options at any time provided that such termination shall not, without the consent of the option holder, impair the right of any option holder pursuant to any option awarded prior to the date of such termination.

IsoTis S.A. Stock Option Plan 2003/1

This plan only provides for the grant of stock options and is administered by the Company’s board, who has the power to grant options, determine the terms and conditions of such options, amend or rescind the plan and delegate all or part of its responsibilities to one or several board members. IsoTis, Inc. assumed this plan and all outstanding options to purchase IsoTis S.A. Shares under the plan and adjusted and converted such options into options to acquire IsoTis, Inc. Shares. Outstanding options were automatically adjusted to be exercisable for one share of IsoTis, Inc. common stock for every ten shares of IsoTis S.A. common stock subject to the option. The maximum number of shares of IsoTis, Inc. common stock available for issuance under this plan was 400,000, of which options representing 227,198 shares have been granted. IsoTis, Inc. terminated this plan as to any further options, and no further options will be granted under this plan. Those eligible to receive options under this plan are employees and board members of the Company or its subsidiaries. Options are governed by the terms specified in the applicable award agreement. In the event of a merger or sale of all or substantially all of the Company’s assets, all existing options will be terminated as of that date. The board may, at its sole discretion and prior to the effective date of such event, accelerate vesting of each outstanding option in full. The board may amend or terminate the plan or existing options at any time provided that such termination shall not, without the consent of the option holder, impair the right of any option holder pursuant to any option awarded prior to the date of such termination.

IsoTis S.A. Stock Option Plan 2003/2

This plan only provides for the grant of stock options and is administered by the Company’s board, who has the power to grant options, determine the terms and conditions of such options, amend or rescind the plan and delegate all or part of its responsibilities to any committee, director, officer or employee of the Company as it may see fit. IsoTis, Inc. assumed this plan and all outstanding options to purchase IsoTis S.A. shares under this plan and adjusted and converted such option to acquire IsoTis, Inc. shares. Outstanding options were automatically adjusted to be exercisable for one share of IsoTis, Inc. common stock for every ten shares of IsoTis S.A. common stock subject to the option. The maximum number of shares of IsoTis, Inc. common stock available for issuance under this plan was 700,000, of which options representing 437,274 shares have been granted. IsoTis, Inc. terminated this plan as to any further options, and no further options will be granted under this plan. Those eligible to receive options under this plan are the Company’s North American

IsoTis, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

employees and board members. Options are governed by the terms specified in the applicable award agreement. In the event of a merger or sale of all or substantially all of the Company’s assets, all existing options will be terminated as of that date. The board may, at its sole discretion and prior to the effective date of such event, accelerate vesting of each outstanding option in full. The board may amend or terminate the plan or existing options at any time provided that such termination shall not, without the consent of the option holder, impair the right of any option holder pursuant to any option awarded prior to the date of such termination.

Recent Accounting Pronouncements

In June, 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007, as described in Note 4.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact that adopting FASB 157 will have on the Company’s operations and financial condition, but does not expect that the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is in the process of evaluating this statement, but does not expect that the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.

2.	Composition of Certain Financial Statement Items

Inventories

At March 31, 2007 and December 31, 2006, respectively, inventory, net of allowance for slow moving and obsolete inventory of $715,433 and $617,544, respectively, consisted of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)

Raw materials and deferred processing costs	$6,952,882	$5,906,116
Work in progress	4,071,942	3,838,885
Finished goods	4,086,945	4,466,188

	$15,111,769	$14,211,189

IsoTis, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Intangible Assets

Intangible assets consisted of the following:

	As of March 31, 2007
	(Unaudited)			As of December 31, 2006
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Unpatented technology	$8,937,000	$(4,023,530)	$4,913,470	$8,937,000	$(3,755,522)	$5,181,478
Patents	9,071,354	(4,473,344)	4,598,010	9,052,907	(4,215,266)	4,837,641
Distribution network	2,900,000	(2,029,854)	870,146	2,900,000	(1,892,463)	1,007,537

	$20,908,354	$(10,526,728)	$10,381,626	$20,889,907	$(9,863,251)	$11,026,656

Aggregate amortization expense for intangible assets for the three months ended March 31, 2007 and 2006 was $650,846 and $659,231, respectively. Estimated amortization expense is as follows for the next five years, beginning after December 31, 2006:

2007	$2,604,277
2008	2,512,686
2009	2,054,713
2010	2,054,713
2011	1,725,141
Thereafter	75,126

$11,026,656

Interest-Bearing Loans and Borrowings

Interest-bearing loans and borrowings consisted of the following:

	As of	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)

Revolving credit facility	$3,043,159	$2,399,373
Term loan	1,000,000	1,000,000
Structured debt payments	1,750,000	2,000,000
Promissory note	44,884	48,791

	5,838,043	5,448,164
Less current maturities	(4,462,235)	(3,751,201)

Long term portion	$1,375,808	$1,696,963

Credit Facility

On August 31, 2006, IsoTis OrthoBiologics, Inc., a subsidiary of IsoTis, S.A., entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank. The Loan Agreement provides for a revolving credit facility in the principal amount of up to $5.0 million which includes a $1.0 million term loan that bears interest at prime plus 2% (10.25% at March 31, 2007 and December 31, 2006) and $4.0 million revolving credit facility, that bears interest at prime plus 1.75% (10% at March 31, 2007 and December 31,

IsoTis, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2006). Based on the borrowing base, the Company’s net borrowing availability under the revolving credit facility agreement was $473,184 at March 31, 2007 and $68,500 as of December 31, 2006.

The Loan Agreement has an initial two-year maturity on the revolver and a three-year maturity on the term loan. The term loan will be due and payable if the revolving line is not renewed at final maturity. The Loan Agreement also contains tangible net worth covenants with which IsoTis OrthoBiologics, Inc. was not in compliance at December 31, 2006. Effective April 11, 2007, IsoTis OrthoBiologics, Inc. executed a limited waiver and amendment to the Loan Agreement, which provides for a waiver of noncompliance at December 31, 2006. IsoTis OrthoBiologics, Inc. was in compliance with the tangible net worth covenants at March 31, 2007.

Structured Debt Payments

With the October 27, 2003 acquisition of GenSci OrthoBiologics, the Company assumed scheduled debts as per the GenSci Chapter 11 Plan of Reorganization. As of March 31, 2007 and December 31, 2006 the remaining balance of these debts recorded as liabilities was $1,750,000 and $2,000,000, respectively, which is backed by a letter of credit of $2,250,000 that is in turn backed by restricted cash of $2,000,000. Principal and interest are due annually through 2008. This debt bears interest at the U.S. Federal Judgment Rate (average interest rate for 2006 was 3.0%).

Promissory Note

The long-term borrowing is payable at an interest rate of 7.5% and matures in 2009.

Comprehensive Loss

Comprehensive loss consisted of the following:

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)

Net loss	$(5,049,876)	$(3,804,265)
Foreign currency translation adjustments	91,011	1,460,470

Comprehensive loss	$(4,958,865)	$(2,343,795)

Supplemental comprehensive income information, net of tax:
Cumulative foreign currency translation gain adjustments	$18,318,985	$14,392,900

Deferred Revenue

During 2006, the Company sold its dental assets to Keystone Dental, Inc. (“Keystone”). The sale of the IsoTis dental business was structured as an asset purchase and license transaction. Under the agreement, Keystone acquired IsoTis dental assets and obtained an exclusive right to market and sell Isotis bone graft substitute product portfolio in the field of dentistry. The Company received an upfront cash payment of $7,433,914. The parties also entered into a manufacturing and supply agreement for a period of five years. In connection with the agreement, the Company recorded the net proceeds of $6,956,127 from the sale of the assets, of which $6,513,983 was recorded as deferred revenue and will be recognized equally over the five year term of the manufacturing and supply agreement.

3.	Related Party Transactions

On May 17, 2005, the Company entered into a consulting services agreement with Barbara Boyan, a board member since May 2006, which provides that in consideration of her consulting services, the Company

IsoTis, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

will pay a fee of $2,500 per month, and reasonable out-of-pocket expenses for such services. Payments relating to the consulting arrangement fees to Barbara Boyan in 2006 totaled $30,000, of which $20,000 was accrued but not yet paid at December 31, 2006. At March 31, 2007, all amounts owed were paid.

4.	Income Taxes

In June, 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the Company’s unrecognized tax benefits totaled $1,075,000, all of which, if recognized, would affect the effective tax rate. The adoption of FIN 48 would have resulted in an increase in the retained deficit of $1,075,000, except that the increase was fully offset by the reduction of a valuation allowance. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company has recognized no interest or penalties upon the adoption of FIN 48. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2003; state and local income tax examinations before 2002; and foreign income tax examinations before 2001. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

The Company is not currently under U.S. Internal Revenue Service (IRS), state or local jurisdiction tax examinations. During the first quarter of 2007, an examination by the Netherlands tax authorities was concluded without adjustment. The 2001 to 2003 tax years are currently under examination by the German tax authorities. To date, there are no proposed adjustments that will have a material impact on the Company’s position or results of operations.

At January 1, 2007, the Company had net deferred tax assets of $55.8 million. A significant component of the Company’s deferred tax assets are federal and state tax net operating loss (“NOL”) carryfowards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate sufficient future taxable income to realize these assets, a full valuation has been established to offset its net deferred tax asset. Additionally, the future utilization of the Company’s NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. Until the Company has determined whether such an ownership change has occurred, and until the amount of any limitation becomes known, no amounts are being presented as an uncertain tax position in accordance with FIN 48. The Company believes that the amount subject to limitation could be significant. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

5.	Geographic Information

The Company has one reportable segment. The Company currently has geographical locations in Switzerland, the Netherlands and the United States.

IsoTis, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Product revenue by geographic location consisted of the following:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)

United States	$8,314,949	$7,703,566
Europe	1,659,540	2,110,615

	$9,974,489	$9,814,181

Long-lived assets by geographic location consisted of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)

United States	$14,063,197	$14,375,783
Europe	535,547	558,048

	$14,598,744	$14,933,831

6.	Commitments and Contingencies

Government Grant

In 2000, the Company received a grant for the development of certain biomedical technology. The grant reimbursed the Company for allowable expenses up to a maximum amount of $2,776,467 (€2,204,237) and expired on December 31, 2002. During 2003, the Company commercialized products as defined by the agreement, as a result, all or a portion of grant proceeds will become repayable at an interest rate of 5.7%. Grant repayments are payable based on a royalty of 4% of net sales from related products and services, commencing as of January 1, 2003 and continuing through 2012 or earlier, based on the amount of royalties paid. After 2012, no additional royalty payments are due. During 2006, the Company negotiated a royalty rate of 20.8% which is to be applied to all previous and future sales of the commercialized products as defined by the agreement. If future royalty payments are not adequate to repay the grant, the Company has no future obligation to pay the remaining balance. Due to the early stage of the commercialized products, the projection of future royalty payments is not determinable at March 31, 2007.

Purchase Commitments

On March 25, 2004, the Company entered into a purchase agreement with a supplier of synthetic calcium phosphate bone cement products for marketing and sale by IsoTis under private label. The agreement, which runs for 5 years, requires the Company to meet minimum purchase requirements during the first 3 years of the agreement. Failure to meet these requirements will result in penalties in accordance with the relevant conditions in the agreement. During the first year of the agreement, the Company met the requirements. However, during the second and third years of the agreement from March 2005 to March 2007, the Company failed to meet the necessary purchase requirements. Accordingly, the Company has accrued an estimated liability under this arrangement as of December 31, 2006. Any penalties are not expected to be significant to the ongoing operations of the Company.

Restricted Cash

The Company has bank guarantees for payment obligations held by the Company and other arrangements resulting in the restriction of cash totaling $2,599,153 and $2,909,787 at March 31, 2007 and December 31, 2006, respectively.

IsoTis, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Collaborative Agreement

Certain ongoing longer-term internal research and development programs are being pursued under a four-year cooperation agreement between the Company and Twente University which ended on December 31, 2006. For a fixed financial investment, the Company has the exclusive right to further inventions by the original scientific founders of the Company and a group of researchers including 15 scientists formerly employed by the Company who were transferred to Twente University during 2003. As of December 31, 2006 and March 31, 2007, the Company accrued non-cancellable commitments of $703,267 in relation to this research and development agreement which will be paid in 2007.

Epidex Claim

The Company acquired all the shares of a German company, Modex Therapeutics GmbH in an agreement with the two owners entered into on November 7, 2000. The share purchase agreement provided that, should more than a certain number of Epidex products be sold within a certain period, the purchase price would increase. One of the former owners has filed a claim for the additional purchase price. As called for under the terms of the original contract, this dispute is now in arbitration. The Company disagrees with this claim, maintaining that the conditions for an increase in the purchase price have not been met. The Company plans to vigorously defend itself in this matter, however a liability was deemed probable and management’s best estimate has been recorded.

Contingencies

In the ordinary course of business, the Company is involved in various legal actions and claims. Although it is not possible to predict with certainty the outcome or costs of these matters, the Company believes the likelihood is remote that individually or in the aggregate any sum required to be paid in connection with liabilities recorded related to these matters will have a material adverse affect on its financial position, results of operations or cashflows.

7.	Subsequent Events

On April 24, 2007, the Company completed the transfer of the rights associated with its PolyActive technology to OctoPlus N.V., a drug delivery and development company, in exchange for an up-front payment of $1,696,250 (€1,250,000) and future royalty payments on sales of pharmaceutical products based on the PolyActive technology.

Under the license and transfer agreement, the Company retains the rights to manufacture, market and sell orthopedic plugs and cement restrictors including those related to its marketed product SynPlug®, based on the PolyActive technology.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including those described under “Risk Factors” and elsewhere in this report, that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

You should refer to the section of this report entitled “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. You should also refer to the risk factors listed from time to time in the Company’s Securities and Exchange Commission (“SEC”) reports, including, in particular, the factors and discussion in the IsoTis, S.A. Form 20-F for its last fiscal year. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an orthobiologics company that develops, manufactures and markets proprietary products for the treatment of musculoskeletal diseases and disorders. Our current orthobiologics products are bone graft substitutes that promote the regeneration of bone and are used to repair natural, trauma-related and surgically-created defects common in orthopedic procedures, including spinal fusions. Our current commercial business is highlighted by our Accell line of products, which we believe represents the next generation in bone graft substitution. We also sell our traditional bone graft substitute products in the United States and internationally.

We market our Accell and first generation orthobiologic products through three distinct distribution channels: independent distributor agents in the United States, stocking dealers internationally and private label partners in the United States and internationally. We pay our independent distributor agents a commission based on their sales. We sell directly to our stocking dealers and private label partners at negotiated prices. We support our independent distributor agents with orthobiologics specialists that provide education and training to agents, physician users and their hospital staff. We expect to continue to pursue attractive opportunities to distribute our first generation products through private label partners and to increase the penetration of our Accell products in international markets.

We currently manufacture virtually all of our products at our facility in Irvine, California. Manufacturing of our products requires allograft custom mixing agents and other raw materials. Prices for these materials have remained relatively stable over several years and we believe alternate suppliers exist for each of these materials. However, to protect against potential shortfalls in supply, we maintain inventory on-hand of finished goods and raw materials that is sufficient to meet our expected needs for a minimum of six weeks and six months, respectively. We recently entered into a lease for a new facility in Irvine, California and have moved our laboratory and production offices. We are in the process of transitioning our administrative office to the new facility. We expect to complete the transition by September 2007 and believe this facility will be sufficient to meet our expected needs for the next three to five years.

In August 2006, we sold our dental assets to Keystone Dental, Inc., or Keystone. The sale was structured as an asset purchase and license transaction. Under the agreement, Keystone acquired our dental assets and obtained an exclusive right to market and sell our bone graft substitute product portfolio in the field of dentistry. We received an upfront cash payment of $7.4 million. We also entered into a manufacturing and supply agreement for a period of five years. We recorded the net proceeds from the sale of the assets as deferred revenue and will recognize the amount equally over the five year term of the manufacturing and supply agreement.

Due to the amount of expenses incurred in the development of our products, we have been unprofitable since inception. As of March 31, 2007, we had an accumulated deficit of $124.8 million and we expect to continue to incur operating losses. As a result, our independent auditors have expressed significant doubt over our ability to continue as a going concern. We believe we have sufficient resources to fund operations into the third quarter of 2007 and we will need to raise additional capital to fund operations beyond that point. We have commenced measures to reduce our operating expenses, including a reduction in workforce and postponement of our clinical trial program and our administrative office move.

We were originally formed in 1996 as IsoTis S.A.,a Swiss entity. In 2003, IsoTis S.A. acquired GenSci OrthoBiologics, Inc., or GenSci, and shifted its focus to orthobiologics. GenSci was subsequently renamed IsoTis OrthoBiologics, Inc., or IsoTis OrthoBiologics. The results of operations of IsoTis OrthoBiologics have been included in IsoTis S.A.’s financial statements from November 1, 2003. In connection with the transaction, IsoTis S.A.’s executive management team and its offices moved from Switzerland to the facility in Irvine, California. IsoTis S.A. continued to maintain international sales and marketing headquarters in Lausanne, Switzerland. Most recently, IsoTis S.A. formed IsoTis, Inc. for the purpose of reorganizing IsoTis S.A. into the United States. The reorganization was effected by means of an exchange offer in January 2007. Following the closing of the exchange offer, IsoTis, Inc.’s business and operations consist solely of the business and operations of IsoTis S.A. As a result, unless the context otherwise states, references throughout this prospectus to “we,” “us,” “our,” “IsoTis” or the “Company” refer to the business of IsoTis S.A. and its subsidiaries for all periods prior to the consummation of the exchange offer and to the business of IsoTis, Inc. and that of its subsidiaries for all periods subsequent to the consummation of the exchange offer.

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and results of operations during the period included in the accompanying financial statements.

Critical Accounting Policies

There were no significant changes in critical accounting policies or estimates from those at December 31, 2006. For additional information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to Condensed Consolidated Financial Statements included in Item 1. However, certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Different, reasonable estimates could have been used in the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

We believe that the following financial estimates are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. Furthermore, we believe that the items discussed below are properly recorded in the financial statements for all periods presented. Our management has discussed the development, selection, and disclosure of our most critical financial estimates with the audit committee of our board of directors and with our independent registered public accounting firm.

The judgments about those financial estimates are based on information available as of the date of the financial statements. Those financial estimates include:

Revenue and Revenue Recognition

We earn the vast majority of our current revenue from the sale of surgical products to third parties, primarily hospitals. We recognize revenue from sales of products when there is evidence of an agreement, title to the product has passed and there has been a transfer of the significant risks and rewards of ownership, which is generally when the delivery of the product has occurred, collection is reasonably assured, and when there are no continuing performance obligations. Shipping and handling fees are included in revenue and shipping and handling costs are included in cost of goods sold.

In prior years, we have received certain government grants that supported our research efforts in defined research projects. These grants generally provided for reimbursement of approved costs incurred as defined in the underlying grant agreements. Revenue in respect of grants includes contributions towards the costs of research and development. Such revenue is recognized when costs under each grant are incurred in accordance with the terms and conditions of the grant and the collection of the receivable is deemed probable. Although grants have provided significant revenue in prior years, we do not expect revenue from grants to be a significant percentage of total revenue in the future. There were no such revenues in the three months ended March 31, 2007 and 2006.

We recognize revenue from royalties when the royalties become fixed and payable and when collection is reasonably assured.

Excess and Obsolete Inventories

We value our inventory at the lower of the actual cost or its net realizable value. We regularly review inventory quantities on hand for excess and obsolete inventory and, when circumstances indicate, we incur charges to adjust inventories to their net realizable value. Our review of inventory for excess and obsolete quantities is based primarily on our estimated forecast of product demand. Our forecasting of product demand may prove to be inaccurate; as such we may be required to incur charges for excess and obsolete inventory. In the future, if additional inventory write-downs are required, we would recognize additional cost of sales at the time of such determination. Our estimates may also be impacted by significant unanticipated decreases in the demand for our products and could have a significant impact on the value of our inventory and our reported operating results.

Long-Lived Assets other than Goodwill

We record impairment of long-lived assets, other than goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable.

Events or circumstances that would necessitate an impairment review primarily include an impairment of goodwill, a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and fair value. Our estimates may be impacted by significant unanticipated decreases in the demand for our products or our inability to bring new products to market. The identification of impairment indicators, the estimation of future cash flows and the determination of fair values for assets (or groups of assets) requires us to make significant judgments concerning the identification and validation of impairment indicators, expected cash flows and applicable discount rates. No impairment charge was recognized on long-lived or intangible assets for the three months ended March 31, 2007 and 2006.

Goodwill

In accordance with SFAS No. 142, “Goodwill and other Intangible Assets”, we do not amortize goodwill. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase identifies a potential impairment; while the second phase, if necessary, measures the amount of impairment. As we operate in one reporting unit, we performed the first phase of our impairment test by comparing our net asset value to our market capitalization. The first phase of our impairment test found no potential impairment to goodwill. We also noted that a 10% decrease in our stock price would not have resulted in the need to perform the second phase of the impairment test. We note that a more significant change in the value of our stock price could result in the need to complete the second step of the impairment test and may result in the recognition of an impairment of goodwill.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments”, or SFAS 123(R), which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes our previous accounting under SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Our condensed consolidated financial statements reflect the impact of SFAS 123(R).

We estimate the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected option life. We amortize the fair value of the awards on a straight-line basis. All options grants are amortized over the requisite service period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is calculated using the simplified method based on the terms and conditions of the options as provided in SAB 107. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The forfeiture rate is based on historical data and we record share-based compensation expense only for those awards that are expected to vest.

Stock-based compensation expense recognized in our condensed consolidated statement of operations for 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the accompanying unaudited condensed consolidated statement of operations for the periods ended March 31, 2007 and 2006 has been based on awards ultimately expected to vest and reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

SFAS 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to our loss position, there were no such tax benefits during the periods ended March 31, 2007 and 2006. Prior to the adoption of SFAS 123(R), those benefits would have been reported as operating cash flows had we received any tax benefits related to stock option exercises.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 1 of the unaudited condensed consolidated financial statements included in Item 1.

Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Revenue

Revenue consists of product sales and other revenue. Product sales revenue primarily includes amounts derived from the sale of our products and also a portion of recognized deferred revenue associated with the sale of our dental assets in August 2006. Other revenue consists primarily of royalties under various research and development contracts and, historically, also included amounts from government grants.

	Quarter Ended			Quarter Ended
	March 31,			March 31,
	2007	+/−	%	2006
	(Unaudited)
	(In thousands)

Total revenue	$9,974	$160	2%	$9,814

The increase in total revenue for the first quarter ended 2007 was driven by increased product sales in our U.S. independent and private label distribution channels. Sales through our U.S. independent distributor agents increased 7% to $6.4 million in the quarter ended March 31, 2007 compared to $6.0 million in the first quarter ended March 31, 2006. This represented 64% of total revenue in the first quarter ended 2007 compared to 62% of total revenue in the quarter ended March 31, 2006. We believe the increase in absolute dollars resulted from an expansion of our orthobiologic specialist team from 8 employees as of March 31, 2006 to 12 as of March 31, 2007, and from increased revenue per account in our independent distributor agent network. Sales to our international stocking distributors decreased 14% to $2.1 million compared to $2.5 million in the first quarter of 2006 representing 21% and 25% of total sales respectively. Sales to our private label partners increased 22% to $1.1 million in quarter ended March 31, 2007 compared to $0.9 million in the quarter ended March 31 2006. This represented 11% of total revenue in the quarter ended March 31, 2007 compared to 9% of total revenue in the quarter ended March 31, 2006. We believe this increase was due to the addition of a new private label partner in the first quarter of 2007.

Sales of our Accell product line increased 13% to $5.4 million in the quarter ended March 31, 2007 compared to $4.8 million in the quarter ended March 31, 2006. This represented 55% of total revenue in the quarter ended March 31, 2007 compared to 49% in the quarter ended March 31, 2006. We believe this increase resulted from improved surgeon acceptance of our Accell products. Sales of our first generation orthobiologic products decreased 13% to $4.3 million in the first quarter of 2007 compared to $5.0 million in the first quarter of 2006. This represented 45% of total revenue in the quarter ended March 31, 2007 compared to 51% in the quarter ended March 31, 2006. We believe the decrease was primarily due to continued transition of our sales mix in the U.S. independent distributor channel to Accell from first generation products.

For the quarter ended March 31, 2007, we recognized additional deferred revenue from our Keystone Dental transaction in August 2006 of approximately $0.3 million which should continue each quarter until August 2011.

Cost of Sales

Cost of sales consists primarily of the costs of materials, direct labor and overhead costs associated with the manufacturing of our products.

	Quarter Ended			Quarter Ended
	March 31,			March 31,
	2007	+/−	%	2006
	(Unaudited)
	(In thousands)

Cost of sales	$4,005	$311	8%	$3,694

Cost of sales increased primarily as a result of increased product sales. As a percent of total revenue, cost of sales was 40% in the quarter ended March 31, 2007, increasing from 38% in the quarter ended March 31, 2006. The increase was primarily due to the costs related to the transition of production from the previous manufacturing facility to our new facility in Irvine. Our cost of sales can be expected to fluctuate in future periods depending upon changes in our product sales mix between our first generation products and our Accell products, prices of our products, relative levels of sales through our three distribution channels, manufacturing yields and levels of production volume.

General and Administrative

General and administrative expense consists of personnel costs, professional service fees, expenses related to intellectual property rights, and general corporate expenses.

	Quarter Ended			Quarter Ended
	March 31,			March 31,
	2007	+/−	%	2006
	(Unaudited)
	(In thousands)

General and administrative	$5,371	$2,764	106%	$2,607

The increase in general and administrative expense in the quarter ended March 31, 2007 was primarily due to $1.6 million of costs related to the reorganization associated with the exchange offer, and the filing of our Form S-1 at the end of January 2007. Additionally, we recorded a restructuring charge of $0.6 million for the remaining rental obligation for the Dutch facility which is no longer in use by us. General and administrative expense increased as a percentage of total revenue to 54% in the quarter ended March 31 2007 compared to 27% in the quarter ended March 31, 2006. We expect general and administrative costs to decline in future periods as we have now completed the exchange offer and listed on NASDAQ.

Sales and Marketing

Sales and marketing expense consists of costs of marketing and selling personnel, including our orthobiologics specialists, distributor and physician training programs, sales commissions to our independent distributor agents and marketing activities.

	Quarter Ended			Quarter Ended
	March 31,			March 31,
	2007	+/−	%	2006
	(Unaudited)
	(In thousands)

Sales and marketing	$4,605	$291	7%	$4,314

The increase in sales and marketing expense in the quarter ended March 31, 2007 was primarily attributable to an expansion of our orthobiologic specialist team from 8 employees as of March 31, 2006 to 12 as of March 31, 2007, and from increased revenue in our independent distributor agent network which resulted in higher commission expense. Sales and marketing expense increased as a percentage of total revenue to 46% in the quarter ended March 31, 2007 compared to 44% in the quarter ended March 31, 2006. We expect that our sales and marketing expense will continue to increase in absolute dollars, to the extent that additional product sales result in increased product commissions and increase product branding and marketing costs.

Research and Development

Research and development expense consists of costs for personnel, supplies, materials and other expenses associated with product research and product development and regulatory and clinical functions, including clinical studies.

	Quarter Ended			Quarter Ended
	March 31,			March 31,
	2007	+/−	%	2006
	(Unaudited)
	(In thousands)

Research and development	$1,561	$(153)	(9)%	$1,714

The decrease in research and development expense in the three months ended March 31, 2007 compared with the same period in 2006 was primarily attributable to the expiration of the collaboration agreement with Twente University in the fourth quarter of 2006. Research and development expense as a percentage of total revenue was 16% in the quarter ended March 31, 2007 compared to 17% in the quarter ended March 31, 2006. We expect research and development expense to increase in absolute dollars in the upcoming periods as we continue the development of our second generation of Accell products, commence clinical trials to demonstrate their efficacy and as we evaluate other technologies that may complement our current product portfolio.

Interest Income

	Quarter Ended			Quarter Ended
	March 31,			March 31,
	2007	+/−	%	2006
	(Unaudited)
	(In thousands)

Interest income	$106	$(35)	(25)%	$141

Interest income decreased 25% in the quarter ended in March 31 2007 compared to March 31, 2006, due to lower average cash and cash equivalents balances in the first quarter.

Interest Expense

	Quarter Ended			Quarter Ended
	March 31,			March 31,
	2007	+/−	%	2006
	(Unaudited)
	(In thousands)

Interest expense	$(128)	$(100)	357%	$(28)

Interest expense increased by 357% in the quarter ended March 31, 2007 compared to March 31, 2006. The increase was due primarily to borrowings on the line of credit with Silicon Valley Bank that we entered into in August 2006.

Foreign Exchange Gain (loss)

	Quarter Ended			Quarter Ended
	March 31,			March 31,
	2007	+/−	%	2006
	(Unaudited)
	(In thousands)

Foreign currency gain (loss)	$7	$1,410	% not meaningful	$(1,403)

During the first quarter ended March 31, 2007 we capitalized our intercompany debt, which resulted in a substantially lower foreign exchange fluctuation than in the quarter ended March 31, 2006. In the quarter ended March 31, 2006 we realized a foreign exchange loss as a result of U.S. dollar cash deposits held by our European subsidiaries in The Netherlands and Switzerland and a U.S. dollar denominated intercompany receivable held in our Swiss entity. Our Netherlands entity uses the Euro as its functional currency and Switzerland uses the Swiss Franc as its functional currency. Fluctuations from the beginning to the end of any given reporting period resulted in the revaluation of our foreign currency denominated intercompany loans, generating currency translation gains or losses that impact our net loss in the respective reporting period.

Provision for Income Taxes

	Quarter Ended			Quarter Ended
	March 31,			March 31,
	2007	+/−	%	2006
	(Unaudited)
	(In thousands)

Provision for income taxes	$5	$5	% not meaningful	$—

Provision for income taxes has typically been minimal or nothing due to our history of losses. In 2006, tax expense of $5,000 resulted in one U.S. state, where a new tax on gross margin was enacted.

Minority Interest in Loss

	Quarter Ended			Quarter Ended
	March 31,			March 31,
	2007	+/−	%	2006
	(Unaudited)
	(In thousands)

Minority interest in loss	$499	$499	% not meaningful	$—

Minority interest did not exist in 2006, but arose pursuant to the January 2007 exchange offer, whereby our shares were offered to holders of IsoTis, S.A. in exchange for stock of that entity. Minority interest stockholders comprise those who did not elect to acquire our stock, instead retaining their original IsoTis, S.A. shares. At March 31, 2007 they retained approximately 9.5% of the outstanding shares of IsoTis, S.A.

Net Loss

	Quarter Ended			Quarter Ended
	March 31,			March 31,
	2007	+/−	%	2006
	(Unaudited)
	(In thousands)

Net loss	$(5,050)	$(1,246)	25%	$(3,804)

As a result of the factors discussed above, we recorded a net loss in the first quarter ended March 31 2007 of $5.1 million as compared to a net loss of $3.8 million in the first quarter ended March 31, 2006.

Liquidity and Capital Resources

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)

Cash and cash equivalents	$7,872	$13,363
Restricted cash	$2,599	$2,910
Working capital	$14,471	$19,633

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands)

Net cash flows used in operating activities	$(5,724)	$(2,029)
Net cash flows used in investing activities	(185)	(171)
Net cash provided by (used in) financing activities	$389	$(157)

At March 31, 2007, we had cash and cash equivalents of $7.9 million and working capital of $14.5 million. This compares to cash and cash equivalents of $13.4 million and working capital of

$19.6 million at December 31, 2006. The cash was used to fund our operations and other cash needs. As of March 31, 2007, we had no off-balance sheet arrangements.

Net cash used in operating activities for the three months ended March 31, 2007 was $5.7 million, primarily due to the net loss of $5.1 million, offset by depreciation and stock based compensation expense of $0.8 million and $0.4 million, respectively. Inventories utilized $0.9 million of cash as a result of increased inventories, primarily in to support our anticipated revenue growth. Cash flows used in investing activities were $0.2 million, including reduction in restricted cash of $0.3 million, offset by $0.5 million in purchases of property, plant and equipment. Financing activities generated $0.4 million of cash due to borrowings from Silicon Valley Bank.

As discussed in note 1 to our condensed consolidated financial statements, our financial statements have been prepared using U.S. generally accepted accounting principles, which contemplate that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities in the normal course of business. However, the use of these principles may not be appropriate at December 31, 2006 and March 31, 2007 as there is a substantial doubt about our ability to continue as a going concern without raising additional financial resources. We will require outside sources of financing to meet our capital needs through 2007 and beyond. Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. We have a history of recurring losses from operations. Capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. Since inception, we have incurred losses from operations and have reported negative cash flows. Losses from operations were $5.6 million and $2.5 million for the quarters ended March 31, 2007 and 2006, respectively. Operating cash flow deficits were $5.7 million and $2.0 million for the quarters ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and December 31, 2006, we had an accumulated deficit of $124.8 million and $132.3 million, respectively. As of March 31, 2007, available cash and cash equivalents totaled $7.9 million and working capital was $14.5 million, compared with available cash and cash equivalents of $13.4 million and working capital of $19.6 million at December 31, 2006. These conditions raise substantial doubt about our ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustment to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue in business. Our consolidated financial statements as of and for the three months ended March 31, 2007, and as of and for the year ended December 31, 2006, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. We believe sufficient financial resources currently exist to fund operations into the third quarter of 2007.

In February 2007, a cost reduction program was instituted that included number of measures intended to reduce the use of our cash reserves, without impacting the ability to manufacture and supply our customers. Examples of these measures include a force reduction of 12 employees and salary reductions to senior management employees, and postponement of the clinical trial program and the administrative office move. During April 2007, we also took additional measures to preserve cash, including deferring the payment of 2006 bonuses for all staff. This deferral is understood to be for an indefinite period, subject to obtaining sufficient financing. They also include a reduction of U.S. payroll by approximately 10% through a proportional reduction of our Irvine office staff and by management delaying payment of a portion of salaries until later in the year, reflecting management and staff commitment to the future.

If we do not close a financing transaction for any reason, we will be forced to engage in additional cost reduction measures, sales of assets likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms substantially more disadvantageous to us and dilutive to our stockholders. We would need to augment our cash through additional and possibly repetitive dilutive financings. If we are unable to raise additional funds, we could be forced to discontinue our operations. The audit report of our independent registered public auditors contained in our 2006 Annual Report on Form 20-F contains an unqualified opinion with an explanatory paragraph, to the effect that there is substantial doubt about our ability to continue as a going concern.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related primarily to foreign exchange rates. Our currency risk is derived from potential changes in functional currency values of our non-functional currency denominated assets, liabilities and cash flows. Our most significant currency exposures relate to U.S. dollar denominated cash and inter-company loans in entities that use the Euro and the Swiss Franc as their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency denominated inter-company loans, generating currency translation gains or losses that impact our net loss levels in the respective period. We had no derivative financial instruments to hedge currency risks at March 31, 2007, or December 31, 2006. We have previously been exposed to foreign exchange risks due to periodic revaluation of inter-company debt. We capitalized our inter-company debt on January 25, 2007, which we believe will substantially reduce foreign exchange fluctuations in the future. As a result, a 10% increase or decrease in the value of the U.S. dollar against the Euro and Swiss Franc would not have a material effect.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007, the end of the fiscal quarter covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of operations, we may have disagreements or disputes with vendors or employees. These disputes are seen by our management as a normal part of business, and there are no pending actions currently or no threatened actions that management believes would have a significant material impact on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.

You should carefully consider all of the information set forth in this Form 10-Q and the following risk factors which we face and which are faced by our industry. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the IsoTis S.A. Annual Report on Form 20-F for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in the IsoTis S.A.

Annual Report on Form 20-F are not the only risks facing we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Risks Related to our Business

We continue to market Accell 100 and Accell TBM while our 510(k) submission for these products is pending. If the Food and Drug Administration, or FDA, requires us to cease marketing or recall these products, or imposes significant enforcement sanctions, our business could be harmed.

We began marketing our Accell 100 and Accell TBM products based upon our assessment that they were subject to regulation solely as 361 HCT/Ps under the FDA’s definition, since they did not contain added carriers to improve handling and we believed they otherwise met the definition of an HCT/P. On June 28, 2006, we submitted a 510(k) premarket notification for our Accell family of products. On September 28, 2006, the FDA sent us a letter requesting additional information about our Accell products that was needed in order to complete their review of our submission. On October 6, 2006, the FDA wrote to us separately with their conclusion that Accell DBM100, which we now refer to as Accell 100, does not meet the criteria for regulation solely as a 361 HCT/P because the exposure of this product to e-beam irradiation, in their view, constitutes more than minimal manipulation. On October 19, 2006, we received a written determination from the FDA that Accell 100 is not eligible for regulation solely as a 361 HCT/P. On February 7, 2007, we received a letter from the FDA with additional comments and questions regarding the company’s pending 510(k) application for its Accell products. The letter raised a jurisdictional question as to whether the Accell products should be regulated as a medical device. Moreover, if regulated as a medical device, the letter questioned whether the Accell products were Class II or Class III devices. Although we continued to believe Accell 100 and Accell TBM satisfied the requirements to be regulated solely as a 361 HCT/P, because of the uncertainty surrounding the applicability of the FDA’s definition of a 361 HCT/P, we included the Accell 100 and Accell TBM in the company’s 510(k) submission for the entire Accell family. The Accell family 510(k) also consists of our next generation of Accell products, including a spine indication for Accell Connexus. That 510(k) submission remains pending with the FDA.

On February 14, 2007, we responded to both the October 2006 and February 2007 FDA letters and requested to meet with the FDA to discuss the FDA’s questions. We continue to communicate with the FDA on these matters. Based on these communications, we continue to believe the Accell family of products are Class II medical devices that are subject to the 510(k) clearance process. This belief is consistent with the treatment of other competing products, our prior discussions with the FDA and the 510(k) clearance previously received for Accell Connexus.

While we believe that the Accell family products, including Accell 100 and Accell TBM, will be regulated as Class II devices, we cannot assure you that the FDA will not choose to regulate them as Class III products. If the FDA were to determine that these products are Class III medical devices or biologic products, we will be subject to a more costly, lengthy and uncertain approval process that could involve significant additional clinical data or premarket approval. Even if FDA determines that these products are Class II medical devices, there is no assurance that FDA will grant clearance of the company’s pending 510(k) for the Accell family products. With regard to Accell 100 and TBM there is no assurance that the FDA will not require us to stop shipping those products until clearance of the pending 510(k) is obtained. There also is no assurance that FDA will not take compliance measures against one or more of the Accell products before the products receive market clearance, which could include fines, injunctions and recalls of our products.

We have a history of losses and require significant capital to expand our business.

We have incurred significant losses since inception. Historically, our losses were primarily due to large expenditures on research and development of our products compared with modest sales revenue due to the early stage of commercialization for most of our products, and the costs of restructuring the Company after each of its two mergers. Beginning in 2004, our marketing and selling expense and general and administrative expense increased significantly as we increased product sales and began expanding our business. These factors have contributed to a total accumulated deficit of $124.8 million at March 31, 2007. We expect to continue to incur losses for the foreseeable future. As a result, our auditors have raised significant doubts about our ability to continue as a going concern. Our management believes we have sufficient capital to fund operations into the third quarter of 2007. However, we do not have sufficient financial resources to fund operations after that point, and our existing funds may not last that long. We must raise additional capital to continue our operations.

We cannot assure you that we will be able to raise additional funds on reasonable terms, if at all. Additionally, we have already implemented measures to reduce our expenses and preserve cash, including reductions in our work force, postponement of clinical trials, and a reduction in research and development expenses. We may need to engage in further and more drastic cost-cutting measures. As we engage in these cost-cutting measures, we limit our ability to operate the business in a manner that allows us to achieve our business strategy and we expect that our results of operations will be adversely impacted by these actions. If we cannot raise additional capital and implement appropriate cost-cutting measures, we may be unable to continue as a going concern.

In the event that we raise additional funds by issuing equity or debt securities of IsoTis, Inc. or if we acquire other companies using IsoTis, Inc. common stock as consideration, existing holders of IsoTis, Inc. common stock may be diluted and the new equity or debt securities may have rights, privileges or preferences that are senior to those of existing holders of IsoTis, Inc. common stock. Additionally, any ordinary, authorized and conditional capital increases must be approved by holders of IsoTis, Inc. common stock at a stockholder meeting. If the holders of IsoTis, Inc. common stock do not approve such motions we may not be able to finance current operations, acquire new technologies or finance other approaches necessary to facilitate our growth. Any of these developments could have a material adverse effect on our business.

Our ultimate success will depend on the acceptance by the medical community of our future orthobiologics products and the broader acceptance of our bone graft substitutes and technologies by the medical community.

Our ultimate success in selling current and future orthobiologic products will depend, in large part, on whether the medical community views our products as safe, effective and economically beneficial. The medical community’s acceptance of our orthobiologics will depend upon our ability to demonstrate their advantages. We cannot predict whether the medical community will accept our orthobiologic products or, if accepted, the extent of the medical community’s use of these products.

Our bone graft substitutes may not maintain their current market acceptance or achieve broader market acceptance, which can be affected by numerous factors, including:

•	lack of long-term clinical data supporting the safety and efficacy of our bone graft substitutes;

•	introduction of competitive treatment options which render our bone graft substitutes and technologies too expensive or obsolete;

•	lack of availability of third-party reimbursement; and

•	difficulty demonstrating advantages of our bone graft substitutes to surgeons.

Market acceptance will also depend on our ability to demonstrate that our existing bone graft substitutes and technologies are an attractive alternative to existing treatment options. Our ability to do so will depend on surgeons’ evaluations of the safety, clinical efficacy, ease of use and cost-effectiveness of these options and technologies. Surgeons tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third-party reimbursement. Surgeons may not recommend or use our products until there is long-term clinical evidence to convince them to alter their existing treatment methods and there are recommendations from prominent surgeons that our products are safe and effective. Additionally, if there are negative events in the industry, whether real or perceived, there could be a negative impact on the market as a whole. For example, we believe that some in the medical community have lingering concerns over the risk of disease transmission through the use of natural bone graft substitutes.

Furthermore, we believe that even if the medical community generally accepts our bone graft substitutes and technologies, recommendations and endorsements by influential surgeons will be important to the commercial success of our products. If our bone graft substitutes and technologies are not broadly accepted in the marketplace, we may not maintain a competitive position in the market.

We rely on independent distributors for product commercialization and distribution.

To market our products we have established, and intend to continue to establish, strategic relationships with a network of independent distributor agents and stocking distributors that have their own sales forces with technical expertise and distribution capabilities. Our revenue will partly depend upon the efforts of these third parties and their ability to educate surgeons regarding our products. Our distributors have significant discretion in determining the efforts and resources they apply to the sale of our products. Our distributors may not commit the necessary resources to market and sell our products to the level of our expectations and, regardless of the resources they commit, may not be successful. Additionally, most of our distributor agreements can be terminated with limited notice, and we may not be able to replace any terminating distributors in a timely manner or on terms agreeable to us, if at all. Our top ten distributors by revenue in the U.S. account for 28% of our total revenue in 2006. If we are unable to maintain our distribution network or if our distribution network is not successful in marketing and selling our products, our revenue could decline significantly.

If we fail to compete successfully against existing or potential competitors, our operating results may be adversely affected.

The orthobiologics products industry is intensely competitive. Our primary competitor in the orthobiologic market is Medtronic Sofamor Danek, Inc., or Medtronic, with its recombinant BMP product, the INFUSE Bone Graft. We also face competition from DePuy, Inc., a Johnson & Johnson company, Synthes, Inc., Musculoskeletal Tissue Foundation, Stryker Corporation, Osteotech, Inc., Regeneration Technologies, Inc., Wright Medical Technology, Inc., Biomet, Inc., Orthovita, Inc. and other small to midsize companies that are active in the orthobiologics market. We compete in all of our markets primarily on the basis of product performance, price and ease of use, as well as customer loyalty and service. Many of our competitors enjoy significant competitive advantages over us, including:

•	greater name recognition;

•	broader and longer established relationships with healthcare professionals, customers and third-party payers;

•	further established distribution networks;

•	additional lines of products, and the ability to offer rebates or bundle products to offer discounts or incentives;

•	greater experience in conducting research and development, manufacturing, conducting clinical trials, obtaining regulatory approval for products and marketing products; and

•	greater financial and human resources for product development, sales and marketing and patent litigation.

If we fail to compete successfully against our existing or potential competitors, our operating results may be adversely affected. Additionally, we anticipate that companies will dedicate significant resources to developing competing products and services because of the size of the orthobiologics market and its growth potential. These products or procedures could prove to be more effective, safer or less costly than our products. The introduction of new products, procedures or clinical solutions by competitors may result in price reductions, reduced margins or loss of market share and could render our products obsolete.

If we fail to comply with the extensive governmental regulations that affect our business, we could be subject to penalties and could be delayed or precluded from marketing some of our products.

Our products and product candidates are subject to on-going regulations even after approval or clearance for sale. These include, among others, requirements governing the labeling; packaging; storage; advertising; promotion, including FDA’s general prohibition against promoting products for unapproved or “off-label” uses; recordkeeping; complaint handling, distribution; export; and the submission of safety and other post-market information, including reporting of certain adverse events associated with use of our products and obtaining additional approvals or clearances for certain modifications to our products or their labeling or claims.

Manufacturers of FDA-regulated products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations, as well as the Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of medical devices. We are also subject to FDA regulations regarding human cells, tissues, and cellular or tissue-based products, which includes requirements for establishment registration and listing, donor eligibility, current good tissue practices (CGTP), labeling, adverse-event reporting, and inspection and enforcement.

If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, problems with the facility where the product is manufactured, or problems with the tissue used in our products, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. We, our products, our product candidates, our suppliers, and the manufacturing facilities for our products, are subject to extensive regulation by governmental authorities in the United States and other countries. If we fail to comply with applicable regulatory requirements, a regulatory agency may take enforcement action, including:

•	issue warning letters or untitled letters;

•	issue an injunction preventing us from manufacturing or selling our products or imposing operating restrictions;

•	impose civil or criminal penalties;

•	suspend, delay, withdraw or deny regulatory approval or clearance;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to applications filed by us;

•	impose restrictions on operations, including costly new manufacturing requirements;

•	imposing import and/or export bans; or

•	seize or detain products or require us to initiate a product recall.

If any or all of the foregoing were to occur, our business, results of operations and reputation could suffer.

If we are unable to fully comply with federal and state “fraud and abuse laws,” we could face substantial penalties, which may adversely affect our business, financial condition and results of operations.

We are subject to various laws pertaining to health care fraud and abuse, including, for example, the federal Anti-Kickback Statute, the federal False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996, and state law equivalents to these federal laws, which may not be limited to government-reimbursed items and my not contain identical exceptions. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, civil and criminal penalties, damages, fines, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid, and the curtailment of restructuring of operations. Any action against us for violation of these laws could have significant impact on our business.

If we are unable to expand our manufacturing capacity as planned, we may be unable to satisfy demand for our products.

Our ability to operate profitably depends on our ability to manufacture our products in large quantities and at a competitive cost. Any interruption in manufacturing due to limitations in manufacturing capacity or arising from factors outside our control could result in delays and could have a material adverse effect on our revenue. Our current production facilities have sufficient capacity for the current level of production of our existing products, but this capacity may not be sufficient to meet future demand. We have limited experience in large-scale manufacturing of some of our products and will increasingly rely on customized technology. If we are not able to meet our growing production needs or retain third-party manufacturing on commercially acceptable terms sufficient to meet those needs, we may not be able to satisfy the demand for our products and our business and our financial results could be adversely affected.

We recently entered into a lease for a larger facility that we expect will meet our needs for the next three to five years. We have transitioned our operations to the new facility and expect to complete the transition of our administrative office in September 2007. However, we cannot assure you that we will be able to complete the transition within our anticipated time frame or budget, if at all. Even if we complete the transition in a timely manner, we may not be able to obtain the requisite regulatory approvals for the facility on a timely basis, or at all. Any delays in our transitioning to the new facility or in obtaining the required approvals for the new facility could impact our ability to meet demand for our products and our business would be adversely affected.

Additionally, most of our manufacturing processes are required to comply with the FDA’s QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. Likewise, our manufacturing processes for those of our products regulated as 361 HCT/Ps are required to comply with the FDA’s requirements for donor eligibility and CGTP when processing, storing, labeling and distributing 361 HCT/Ps. The FDA enforces its QSR, 361 HCT/P donor eligibility and CGTP regulations through periodic unannounced inspections, and if our manufacturing facility fails an inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate and timely corrective action in response to an adverse inspection could force a shutdown of our manufacturing operations or a recall of our products.

We depend heavily upon a limited number of sources of human tissue, and any failure to obtain tissue from these sources in a timely manner will interfere with our ability to process and distribute our products.

We rely on a small number of tissue banks accredited by the American Association of Tissue Banks, or AATB, for the supply of human tissue, a crucial component of our bone graft substitute products. We have no control over the operation of these tissue banks or their compliance with applicable regulations. We cannot assure you that these tissue banks will be able to fulfill our requirements, or that we will be able to successfully negotiate with other accredited tissue facilities on satisfactory terms. We cannot assure you that we will be able to maintain a supply of tissue or obtain an alternate supply on reasonable terms, which could substantially limit our ability to generate revenue. We also cannot guarantee that any agreements for supply of tissues will be enforceable in any country on the grounds that it may be against public policy.

We may be exposed to product liability claims which could cause us to be liable for damages, force a product recall or reduce our revenue and profitability.

The testing, use, manufacture, development and sale of orthobiologics products entail inherent risk of medical complications for patients, including product failures and foreseen or unforeseen adverse side effects, and therefore may result in product liability against us. Our products may fail to perform as expected and could require a product recall, which would have a significant impact on our ability to sell our products and could severely affect our revenue and our ability to remain a viable business. The use of our products in clinical trials also exposes us to potential product liability claims. Any claims against us, regardless of their merit or potential outcome, may hurt our ability to obtain surgeon endorsement of our products or to expand our business and may materially adversely affect our business, financial condition and results of operations. In addition, some of our distribution agreements require us to indemnify the distributor for liabilities arising out of defects in our products that they distribute.

We currently have product liability insurance coverage in the amount of $10 million. We cannot assure you that we will maintain insurance on acceptable terms, taking into consideration the level of premiums and the risk and magnitude of potential liability. The insurance we carry may vary per country and per product and may not be adequate to protect against any or all potential claims or losses. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage could have a material adverse effect on our business, financial condition and results of operations. In addition, successful product liability claims made against one of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims.

If we fail to obtain required clearances or approvals on a timely basis, or at all, our future revenue could suffer.

The production and marketing of our products and product candidates are subject to regulation by governmental authorities in the United States, Europe and other countries, involving an extensive regulatory approval process by, as the case may be, the FDA, the European Medicines Agency, or the EMEA, or separate national authorities in Europe and other international markets. The regulatory process to bring our new and modified products to market requires significant time, effort and expenditures, and we cannot assure you that our products will be cleared or approved in a timely fashion or at all. Any failure or delay in obtaining regulatory clearances or approvals by us could adversely affect our ability to generate sales revenue. Any clearances or approvals we do obtain may be revoked by the FDA if safety or effectiveness problems develop.

We sell our products internationally and are subject to various risks relating to such international activities which could harm our international sales and profitability.

During the quarters ended March 31, 2007 and 2006, 22.0% and 25.0%, respectively, of our revenue was attributable to international sales. By engaging in business internationally, we are exposed to risks separate and distinct from those we face in our domestic operations, including:

•	export restrictions and controls relating to technology;

•	the availability and level of reimbursement within prevailing foreign healthcare payment systems;

•	pricing pressure that we may experience internationally;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	required compliance with existing and changing foreign regulatory requirements and laws;

•	laws and business practices favoring local companies;

•	longer payment cycles;

•	fluctuation in currency exchange rates;

•	political and economic instability;

•	potentially adverse tax consequences, tariffs and other trade barriers;

•	terrorism and anti-American sentiment;

•	difficulties and costs of staffing and managing foreign operations; and

•	difficulties in enforcing intellectual property rights.

Our exposure to each of these risks may increase our costs, lengthen our sales cycle and require significant management attention. We cannot assure you that one or more of these factors will not harm our business.

If we or others identify side effects after any of our products are on the market, we may be required to withdraw our products from the market, which would hinder or preclude our ability to generate revenue.

As part of our post-market regulatory responsibilities for our products classified as medical devices, we are required to report all serious injuries or deaths involving our products, and any malfunctions where a serious injury or death would be likely if the malfunction were to recur. As part of our post-market regulatory responsibilities for our products classified as 361 HCT/Ps, we are required to report all adverse reactions involving a communicable disease which are fatal, life threatening, result in a serious injury, or require medical or surgical intervention.

If we or others identify side effects after any of our products are on the market:

•	regulatory authorities may withdraw their approvals;

•	we may be required to reformulate our products;

•	we may have to recall the affected products from the market and may not be able to reintroduce them onto the market;

•	our reputation in the marketplace may suffer; and

•	we may become the target of lawsuits, including class action suits.

Any of these events could harm or prevent sales of the affected products and our other products or could substantially increase the costs and expenses of commercializing or marketing these products.

Our business could be adversely affected if we fail to comply with new and existing international regulations and voluntary standards on human tissue products.

We currently market our products in selected countries outside of the United States. In order to market our products in many non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. In other non-U.S. jurisdictions, we do not have to obtain prior regulatory approval but do have to comply with other regulatory restrictions on the manufacture, marketing and sale of our products. We have initiated foreign regulatory filings in several regions, including Europe, Central and South America, Australia and Asia. We may not receive necessary approvals to commercialize our products in those markets. The approval procedure varies among countries and can involve additional testing and data review. The time and cost required to obtain approval in non-U.S. jurisdictions may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. If we get approval by the FDA, that does not ensure approval by regulatory agencies in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by the FDA. The failure to obtain these approvals could harm our business.

New regulations and standards may be passed by foreign regulatory authorities impacting the processing of human tissue products or other elements of our products. For example, we are aware of recent directives in the European Union, or EU, that are not final but that could impose additional regulatory requirements on the processing, storage and distribution of our products. Moreover, in countries where there is little or no current regulation of our products, new regulations could be passed that affect our products. We cannot assure you that we will be able to comply with any new or modified foreign regulations applicable to our products, and any such regulations could prevent us from marketing, or cause delays in our ability to market, our products in those jurisdictions.

Inadequate coverage and reimbursement of our products from third-party payers may reduce the demand for our products.

Our ability to successfully commercialize our products depends on the extent to which coverage and reimbursement for our products, or the procedures in which our products are used, is available to our customers from third-party payers, including private health insurers, health maintenance organizations, and government healthcare programs such as Medicare and Medicaid. Government and other third-party payers are increasingly attempting to contain healthcare costs, in part, by limiting coverage or reimbursement for medical products and services. These cost containment measures, if instituted in a manner affecting the coverage of or payment for our products, could have an adverse effect on our ability to operate profitably.

In addition, there have been, and we expect there will continue to be, a number of legislative and regulatory proposals to change the healthcare system, and some could involve changes that affect coverage and reimbursement of our products from Medicare, Medicaid and other third-party payers. Possible reductions in coverage or reimbursement by third-party payers as a result of these changes may affect our customers’ revenue and ability to purchase our products. Furthermore, seeking reimbursement is a time-consuming and costly process which requires us to provide scientific and clinical support for the use of each of our products in each country to every third-party payer. Surgeons, hospitals and other healthcare providers may not purchase our products if they do not receive satisfactory reimbursement from these third-party payers for the cost of procedures using our products. We cannot assure you that timely and sufficient coverage and reimbursement will be available for any of our products in any country, including the United States; that any coverage and reimbursement granted will be maintained; or that limits on coverage and reimbursement from third-party payers will not reduce the demand for, or negatively affect the price of, our products. The unavailability or inadequacy of third-party reimbursement for our products could have a material adverse effect on our ability to commercialize our products and our revenue.

Additionally, initiatives to reduce the cost of healthcare have resulted in a consolidation trend in the healthcare industry, including hospitals. This in turn has resulted in greater pricing pressures and the exclusion of certain suppliers from certain market segments as consolidated groups such as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of our hospital customers. We expect that market demand, government regulation, and third-party reimbursement policies will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers and competitors, which may reduce competition, exert further downward pressure on the prices of our products and may adversely impact our business, financial condition or results of operations.

Our intellectual property rights may not provide meaningful commercial protection for our products, which could enable third parties to use our technology or methods, or very similar technology or methods, and could reduce our ability to compete. In addition, we may be subject to intellectual property infringement claims by others.

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We may need to assert claims or engage in litigation to protect our proprietary rights, which could cause us to incur substantial costs, could place significant strain on our financial resources, and divert the attention of management from our business. We may incur substantial costs in pursuing this litigation and the outcome of this litigation is uncertain. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our patent applications may not result in patents in a form that will be advantageous to us. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. Although we have taken steps to protect our intellectual property and proprietary technology, we cannot assure you that third parties will not be able to design around our patents. In addition, although we have entered into confidentiality agreements and intellectual property assignment agreements with our employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements.

Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Foreign countries generally do not allow patents to cover methods for performing surgical procedures. If our intellectual property does not provide significant protection against competition, our competitors could compete more directly with us, which could result in a decrease in our market share. All of these factors may harm our competitive position.

In addition to the risk of failing to adequately protect our proprietary rights, there is a risk that we may become subject to a claim that we infringe upon the proprietary rights of others. Although we do not believe that we are infringing the rights of others, and have obtained outside opinions of counsel regarding non-infringement and/or invalidity of third-party patents, third parties may claim that we are doing so. If the holder of patents brought an infringement action against us, the cost of litigating the claim could be substantial and divert management’s attention. In addition, if a court determined that one of our products infringed a patent, we could be prevented from selling that product unless we could obtain a license from the owner of the patent. A license may not be available on terms acceptable to us, if at all. Modification of our products or development of new products to avoid infringement may require us to conduct additional clinical trials for these new or modified products and to revise our filings with the FDA, which is time-consuming and expensive. If we are not successful in obtaining a license or redesigning our product, our business could suffer.

If we are unable to successfully complete our planned clinical trials, or if the results in our planned clinical trials do not meet the established endpoints, we may be unable to rely on those clinical trials to demonstrate the safety and efficacy of our products, which could adversely impact our anticipated marketing strategy.

The commencement or completion of any of our clinical trials may be delayed or halted, or our clinical trials may not meet the established endpoints, for numerous reasons, including, but not limited to, the following:

•	difficulty in obtaining regulatory approval to commence or continue a clinical trial;

•	problems in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites, as well as obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site;

•	patients do not enroll in clinical trials at the rate we expect;

•	patients do not comply with trial protocols;

•	patient follow-up is not at the rate we expect;

•	patients experience adverse side effects;

•	patients die during a clinical trial, even though their death may not be related to our products;

•	third-party clinical investigators delay or reject our trial protocol;

•	third-party clinical investigators decline to participate in a trial or do not perform a trial on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices or other FDA requirements;

•	third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	changes in governmental regulations or administrative actions; or

•	the interim or final results of the clinical trial are inconclusive or unfavorable as to the established endpoints.

We expect to use the results of our planned clinical trials to support the safety and efficacy of our products. If we fail to complete our planned clinical trials, or if our planned clinical trials fail to meet the established endpoints, or if safety issues are identified, we will be unable to make claims regarding the safety and efficacy of our products in our marketing materials. Any negative outcome in our clinical trials could adversely impact our ability to compete against alternative products or technologies, which could impact our sales.

The loss of key personnel could harm our business.

Our success depends, to a large extent, on the efforts and expertise of the management team and other key members of our management and staff. Loss of key personnel could result in significant delay of our product and business development or manufacturing processes. Each of our officers can terminate his or her employment without notice and without cause or good reason. There is intense competition for skilled personnel in our field and retaining such personnel cannot be guaranteed. If we fail to recruit and retain skilled personnel, especially in the areas of sales and marketing, manufacturing, research and development and regulatory affairs, we may be unable to continue our development and sales activities. We recently announced the resignation of vice president of sales, Alan Donze, who was replaced by a new vice president of sales, James Abraham, on April 11, 2007. Although the board of directors believes that these management changes are in our best interests, there is no assurance that these disruptions will not adversely affect our business.

We need to expand our sales and marketing infrastructure to be successful in continuing to penetrate the orthobiologics market.

We currently market and sell a majority of our products in the United States through our independent distributor agents, who we support directly with our orthobiologic specialists. We intend to further expand our group of orthobiologic specialists in an effort to drive sales growth and to expand the use of our products in some underserved surgical specialties. We cannot assure you that we will be able to attract a sufficient number of experienced personnel to our company to expand our sales and marketing infrastructure or that the cost will not be prohibitive.

We may not be able to enforce our private label arrangements and cannot predict our private label partners’ ability to meet their commitments under those arrangements.

We have several private label supply agreements whereby our private label partners are contractually obligated to purchase certain minimum quantities of our products in the future, which they then resell under their own label. We cannot assure you that these contractual obligations will be met by our private label partners. Moreover, we have in the past experienced fluctuations in purchases by these private label partners, including purchase levels that fell below the partners’ minimum commitments. Some of these private label partners are foreign entities or have corporate structures that may interfere with our ability to enforce their contractual obligations. If our private label partners do not meet their commitments under the private label agreements and we are unable to enforce our rights under those arrangements, it may have an adverse impact on our financial condition or contribute to the quarterly volatility of our revenue and profitability which could have an impact on our share price performance.

We operate in a highly regulated area and may face increased regulatory costs, lawsuits or government enforcement activities based on the hazardous waste we use and generate in our operations.

We are subject to a variety of health, safety, chemical, biosafety and environmental laws and regulations in the jurisdictions in which we operate. We continue to incur capital and operating expenditures and other costs in the ordinary course of our business in complying with such laws and regulations. There is a risk of environmental liability inherent in our business and we cannot assure you that material environmental, health or safety costs will not arise in the future.

Our allograft bone tissue processing in both the United States and Europe may generate waste materials, which, in the United States, are classified as medical waste under regulations promulgated by the

U.S. Environmental Protection Agency and various state and local environmental regulations. We segregate our medical waste materials and dispose of them through a licensed hazardous waste transporter in compliance with applicable regulations in both the United States and Europe.

Further, accidental contamination or injury may occur as a result of our use of hazardous materials. In the event of an accident, we could be held liable for damages exceeding our available financial resources. We may incur substantial costs to comply with environmental laws and regulations and could be subject to monetary fines, penalties or third-party damage claims as a result of violations of such laws and regulations or noncompliance. In the event of an accident, applicable authorities may curtail our use of hazardous materials and interrupt our business operations. Furthermore, an accident could damage, or force us to shut down, our operations.

Our failure to fully comply with any environmental regulations could result in the imposition of penalties, sanctions or, in some cases, private lawsuits, which could have a material adverse effect on our business.

Risks Related to Our Common Stock

We may experience significant fluctuations in our quarterly results and we may not maintain our recent revenue growth.

As of March 31, 2007, we had an accumulated deficit of $124.8 million. We have never recorded profits from operations and we cannot assure you that losses will not occur in the future. The fluctuations in our quarterly results of operations have and will continue to result from numerous factors, including:

•	delays or interruptions in manufacturing and shipping of our products;

•	practices of insurance companies, Medicare and Medicaid with respect to reimbursement for procedures that employ our products;

•	physician and patient acceptance of our products and procedures that employ our products;

•	seasonal demand;

•	pricing of our products;

•	purchases by our private label partners;

•	our ability to hire and train a sufficient number of sales and marketing personnel;

•	our ability to attract and retain attractive and independent distributor agents, international stocking distributors and private label partners;

•	timing of new product introductions;

•	publication of our clinical results or the clinical results of our competitors;

•	fluctuations in supply of our raw materials;

•	timing of orders received; and

•	the effect of competing technological and market developments.

These factors, some of which are not within our control, may cause the price of our common stock to fluctuate substantially. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, the price of our common stock could drop suddenly and significantly. We believe the quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

In addition, we anticipate that our operating expenses will increase substantially in the foreseeable future as we expand our sales and marketing, manufacturing and product development activities and administrative staff. If sales do not continue to grow, we may not be able to achieve profitability. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If we fail to do so, the market price for our common stock will likely decline.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our common stock.

We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if the stock price appreciates.

The market price of our common stock may be highly volatile, possibly resulting in class action securities litigation.

Prior to the exchange offer, IsoTis S.A. shares were listed on SWX Swiss Exchange, the Toronto Stock Exchange and Euronext Amsterdam. On January 26, 2007, following the successful completion of the exchange offer, IsoTis, Inc. shares began trading on the NASDAQ Global Market. As a result, IsoTis, Inc. shares have only been trading on the NASDAQ Global Market for a limited period of time and the trading price of IsoTis, Inc. common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors. Many of the factors that could impact our trading price are beyond our control and include:

•	the receipt, denial or timing of regulatory clearances or approvals of our products or competing products;

•	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;

•	the ability of our products to achieve market success;

•	the performance of third-party distributors;

•	our ability to manufacture our products in accordance with applicable commercial standards;

•	the success of any collaborations we may undertake with other companies;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;

•	actual or anticipated variations in our quarterly and annual results of operations or those of our competitors;

•	announcements of new products, technological innovations or product advancements by us or our competitors;

•	developments with respect to patents and other intellectual property rights;

•	sales of common stock or other securities by IsoTis, Inc. or its stockholders in the future;

•	additions or departures of key scientific or management personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of IsoTis, Inc. common stock;

•	changes in earnings estimates or recommendations by securities analysts, failure to obtain analyst coverage of IsoTis, Inc. common stock or our failure to meet or exceed analyst financial estimates;

•	developments in our industry; and

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

The stock prices of many companies in our industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. Following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Class action securities litigation, if instituted against us, could result in substantial costs and a diversion of our management resources, which could significantly harm our business.

Securities analysts may not initiate coverage for IsoTis, Inc. common stock or may issue negative reports, and this may have a negative impact on the market price of such common stock.

Securities analysts may elect not to provide research coverage of IsoTis, Inc. common stock after the completion of our exchange offer or this offering. If securities analysts do not cover IsoTis, Inc. common stock after the completion of this offering, the lack of research coverage may adversely affect the market price of IsoTis, Inc. common stock. The trading market for IsoTis, Inc. common stock may be affected in part by the research and reports that industry or financial analysts publish about it or its business. If one or more of the analysts who elects to cover us downgrades IsoTis, Inc. common stock, the stock price would likely decline rapidly. If one or more of these analysts ceases coverage of IsoTis, Inc., it could lose visibility in the market, which in turn could cause IsoTis, Inc. stock price to decline. In addition, recently adopted rules under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, and a global settlement reached in 2003 between the Securities and Exchange Commission, or SEC, other regulatory agencies and a number of investment banks have lead to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms are required to contract with independent financial analysts for their stock research. It may be difficult for companies such as us, with smaller market capitalizations, to attract independent financial analysts that will cover IsoTis, Inc. common stock. This could have a negative effect on the market price of IsoTis, Inc. common stock.

IsoTis, Inc.’s holding company structure makes it dependent on IsoTis, S.A. and its subsidiaries for its cash flow and subordinates the rights of IsoTis, Inc. stockholders to the rights of creditors of its subsidiaries in the event of an insolvency or liquidation of any of its subsidiaries.

IsoTis, Inc. is a holding company and, accordingly, substantially all of its operations are conducted through its subsidiaries. Its subsidiaries are separate and distinct legal entities. As a result, its cash flow depends upon the earnings of its subsidiaries. The ability of its subsidiaries to provide it with funds may be limited by other obligations. In addition, IsoTis, Inc. depends on the distribution of earnings, loans or other payments by its subsidiaries to IsoTis, Inc. Its subsidiaries have no obligation to provide it with funds for its payment obligations. If there is an insolvency, liquidation or other reorganization of any of its subsidiaries, IsoTis, Inc. stockholders will have no right to proceed against its assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before IsoTis, Inc., as a shareholder, would be entitled to receive any distribution from that sale or disposal.

We will incur significant increased costs as a result of having to comply with the Sarbanes-Oxley Act.

The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the NASDAQ Global Market, have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, for the year ended December 31,

2006, we performed system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting for the 2006 fiscal year, as required by Section 404 of the Sarbanes-Oxley Act. For the fiscal year ended December 31, 2007, in addition to management’s report, our auditors provided an attestation as to effectiveness of our internal controls over financial reporting. As a result of our compliance with Section 404, we will incur substantial accounting expense and expend significant management efforts and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to ensure such compliance.

Some provisions of the IsoTis, Inc. charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of IsoTis, Inc. by others, even if an acquisition would be beneficial to its stockholders.

Provisions in the IsoTis, Inc. Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire it, even if doing so would benefit its stockholders. These provisions:

•	permit the board of directors to issue up to 10,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate, including the right to approve an acquisition or other change in control;

•	provide that the authorized number of directors may be changed only by resolution of the board of directors;

•	classify our board of directors so that not all members are elected at one time, which may make it more difficult for a person who acquires a majority of IsoTis, Inc.’s outstanding shares to replace its directors;

•	provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	require that any action to be taken by stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;

•	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and also specify requirements as to the form and content of a stockholder’s notice;

•	do not provide for cumulative voting rights, therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose;

•	provide that special meetings of the stockholders may be called only by the chairman of the board, the president or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and

•	provide that stockholders will be permitted to amend the bylaws only upon receiving at least 66 2/3% of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any broad range of business combinations with any stockholder who owns, or at any time in the last three years owned, 15% or more of the company’s outstanding voting stock, referred to as an interested stockholder, for a period of three years following the date on which the stockholder became an interested stockholder. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to IsoTis, Inc. stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a vote of Security Holders.

None.

Item 5.	Other Information.

Employment Agreement with James Abraham

On April 11, 2007, we hired James Abraham as our senior vice president of sales. Pursuant to his employment agreement, Mr. Abraham will receive an annual salary of $200,000. Mr. Abraham is also entitled to receive an annual bonus of up to $120,000, based upon the achievement of sales objectives and pro rated for any partial year of service. For 2007, we have agreed to make minimum quarterly bonus payments of $22,500, representing 75% of his pro-rated target bonus, at each of the second, third and fourth quarters. In addition to the sales bonus, Mr. Abraham is also entitled to an additional $30,000 bonus payable at the sole discretion of our chief executive officer. Mr. Abraham an also received an option to acquire 11,500 shares of our common stock and we agreed to grant him an option to acquire an additional 38,500 shares subject to availability under our incentive award plan. Mr. Abraham will also receive standard health and medical benefits, pension benefits and a monthly car allowance of $500. Mr. Abraham is an at-will employee.

The employment agreement provides for severance payments in the event Mr. Abraham’s employment is terminated due to disability, by us without cause or by the executive for good reason. The maximum severance amount is determined by calculating the sum of 18 times his respective highest monthly base salary plus 0.75 times his average annual bonus.

If we terminate Mr. Abraham without cause or he terminates employment for good reason following a change of control, he is entitled to the maximum severance amount. If he is terminated due to disability or terminates employment for good reason, but not in connection with a change of control, he is entitled to a portion of the maximum severance amount depending on his period of service at the time of the termination. If the termination occurs after five years of service, he is entitled to 100% of the maximum severance amount. Additionally, a portion of his unvested options and restricted stock vest at severance depending on his period of service at the time of termination. If the termination occurs after five years of service, 100% of his unvested options and restricted stock will vest upon termination. Upon a change of control 100% of the unvested options and restricted stock will vest.

Finally, Mr. Abraham is entitled to a single cash payment equal to 18 times the difference between the monthly COBRA premium for the executive and the executive’s monthly contribution toward that premium.

Item 6.	Exhibits:

Exhibit Index

10.1	Employment Agreement between IsoTis, Inc. and James Abraham dated April 11, 2007.
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

IsoTis, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IsoTis, Inc.
(Registrant)

/s/ Pieter Wolters
Pieter Wolters
Chief Executive Office
(Principal Executive Officer)

/s/  Robert J. Morocco
Robert J. Morocco
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: May 15, 2007

Exhibit Index

10.1	Employment Agreement between IsoTis, Inc. and James Abraham dated April 11, 2007.
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.