Form 10-Q
period 2007-06-30
ISOTIS INC
filed 2007-08-09
CIK 1380180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition from     to     .
Commission File Number: 001-33272
IsoTis, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5825634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
Identification No.)
2 Goodyear
Irvine, California 92618
(Address of principal executive offices) (Zip Code)
(949) 595-8710
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	August 7, 2007

Common stock, $0.0001 par value	7,099,343

IsoTis, Inc.
FORM 10-Q
For the Quarterly Period Ended June 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
IsoTis, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,502,721	$13,362,915
Restricted cash	9,105,643	1,659,787
Trade receivables, net of allowances for doubtful accounts of $689,039 and $616,347 at June 30, 2007 and December 31, 2006, respectively	8,277,162	7,463,194
Inventories	14,893,397	14,211,189
Other receivables	443,679	374,061
Prepaid expenses and other current assets	2,583,280	923,746

Total current assets	39,805,882	37,994,892

Restricted cash	750,000	1,250,000
Property, plant and equipment, net	4,118,044	3,907,175
Goodwill	16,383,069	16,383,069
Intangible assets, net	9,735,056	11,026,656

Total assets	$70,792,051	$70,561,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$3,367,089	$6,707,212
Accrued liabilities	6,301,240	6,560,894
Deferred revenue	1,342,797	1,342,797
Current portion of interest-bearing loans and borrowings	13,137,638	3,751,201

Total current liabilities	24,148,764	18,362,104

Deferred revenue	4,121,240	4,792,638
Interest-bearing loans and borrowings	1,211,722	1,696,963
Other long term liabilities	237,605	279,025

Total liabilities	29,719,331	25,130,730

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock; $0.0001 par value; 100,000,000 shares authorized at June 30, 2007 and December 31, 2006; 6,418,046 issued and outstanding at June 30, 2007 and 7,094,661 issued and outstanding at December 31, 2006 (Note 1)	581	709
Additional paid-in capital	143,496,335	157,595,929
Minority interest (Note 1)	3,933,171	—
Accumulated other comprehensive income	18,393,309	20,141,408
Accumulated deficit	(124,750,676)	(132,306,984)

Total stockholders’ equity	41,072,720	45,431,062

Total liabilities and stockholders’ equity	$70,792,051	$70,561,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

IsoTis, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue
Product sales	$10,369,555	$10,766,162	$20,344,044	$20,544,527
Other revenue	4,196,250	—	4,196,250	35,816

Total revenue	14,565,805	10,766,162	24,540,294	20,580,343

Operating expenses
Costs of sales	4,429,513	3,952,695	8,434,209	7,646,523
General and administrative	3,750,605	2,988,899	9,121,686	5,596,094
Sales and marketing	4,529,910	4,219,414	9,134,592	8,533,204
Research and development	1,549,947	1,739,668	3,110,968	3,453,489

Total operating expenses	14,259,975	12,900,676	29,801,455	25,229,310

Income (loss) from operations	305,830	(2,134,514)	(5,261,161)	(4,648,967)
Interest income	40,661	137,402	146,874	278,237
Interest expense	(212,526)	(28,624)	(340,583)	(56,484)
Foreign exchange loss	(67,183)	(4,106,757)	(60,149)	(5,509,544)
Other (expense) income, net	(21,020)	(3,919)	17,385	(3,919)

Net income (loss) before provision for taxes	45,762	(6,136,412)	(5,497,634)	(9,940,677)
Provision for income taxes	4,850	—	9,850	—

Net income (loss) before minority interest	40,912	(6,136,412)	(5,507,484)	(9,940,677)
Minority interest	(3,887)	—	494,633	—

Net income (loss)	37,025	(6,136,412)	(5,012,851)	(9,940,677)

Basic net income (loss) per common share	$0.01	$(0.87)	$(0.78)	$(1.40)

Diluted net income (loss) per common share	$0.01	$(0.87)	$(0.78)	$(1.40)

Weighted average shares used in per share calculation — basic	6,418,046	7,094,046	6,409,193	7,090,699

Weighted average shares used in per share calculation —diluted	6,420,727	7,094,046	6,409,193	7,090,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

IsoTis, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,012,851)	$(9,940,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,774,303	1,669,722
Bad debt expense	63,605	191,348
Gain on sale of assets	—	(642)
Stock-based compensation	962,490	226,087
Minority interest	(494,633)	—
Foreign currency transaction loss	60,149	5,509,544
Change in operating assets and liabilities:
Inventories	(665,376)	(1,047,881)
Trade receivables	(843,869)	(862,124)
Other current assets	(1,721,069)	(87,752)
Deferred revenue	(671,399)	(217,830)
Trade and other payables	(3,603,048)	544,156
Other long term liabilities	(41,420)	—

Net cash used in operating activities	(10,193,118)	(4,016,049)
Cash flows from investing activities
Purchase of property, plant and equipment	(683,335)	(883,073)
Change in restricted cash	(6,930,881)	1,128,164

Net cash (used in) provided by investing activities	(7,614,216)	245,091
Cash flow from financing activities
Proceeds from exercise of stock options	66,173	—
Proceeds from issuance of common shares	—	100,610
Proceeds from interest-bearing loans and borrowings	8,900,158	—
Repayments of interest-bearing loans and borrowings	—	(507,895)

Net cash provided by (used in) financing activities	8,966,331	(407,285)
(Loss) gain on cash held in foreign currency	(19,191)	42,820

Net decrease in cash and cash equivalents	(8,860,194)	(4,135,423)
Cash and cash equivalents at the beginning of period	13,362,915	15,714,442

Cash and cash equivalents at the end of period	$4,502,721	$11,579,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

IsoTis, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Preparation
     IsoTis, Inc. (the “Company”) is a life sciences company specializing in orthobiologics. The Company manufactures, markets and sells a range of innovative bone graft substitutes that are used to enhance the repair and regeneration of bone in spinal and trauma surgery, total joint replacements and in craniomaxillofacial and dental applications. The Company’s corporate offices and executive management team are located in Irvine, California in the United States. Research and development, clinical development, manufacturing, regulatory affairs, internal operations, sales and marketing and finance and administration activities are performed in the United States. The Company maintains an international sales office in Switzerland.
     The Company was formed as a wholly-owned subsidiary of IsoTis S.A. in November 2006 for the purpose of reorganizing IsoTis S.A. into the United States. IsoTis S.A. was originally formed as a Swiss company in 1996. To effect the reorganization, the Company offered to exchange one of its shares of common stock for every ten common shares outstanding of IsoTis S.A. The initial acceptance period of the exchange offer ended on January 19, 2007, pursuant to which the Company acquired approximately 75% of the outstanding shares of IsoTis S.A. IsoTis S.A. became a subsidiary of the Company and the Company was listed on NASDAQ on January 26, 2007. The Company then commenced the additional acceptance period of the exchange offer which ended on February 7, 2007, following which the Company obtained an aggregate 90.5% ownership interest in IsoTis S.A. On July 23, 2007, the final step of the transactions contemplated by the exchange offer was consummated by means of a squeeze-out merger between IsoTis S.A. and IsoTis International S.A., a Swiss corporation and wholly-owned subsidiary of the Company (“IsoTis International”), pursuant to which the remaining 9.5% of the issued and outstanding common shares of IsoTis S.A. were exchanged for shares of the Company on the same conditions described above.
     Prior to the consummation of the exchange offer, the Company had no business operations other than engaging in the exchange offer. Following the closing of the exchange offer, the Company’s business and operations consist solely of the business and operations of IsoTis S.A. As a result, unless the context otherwise states, references throughout this Form 10-Q to “we,” “us,” “our,” “IsoTis” or the “Company” refer to the business of IsoTis S.A. and its subsidiaries for all periods prior to the consummation of the exchange offer and to the business of the Company and that of its subsidiaries for all periods subsequent to the consummation of the exchange offer.
     Unless the context indicates otherwise, all share and per share information in the accompanying condensed consolidated financial statements gives effect to the conversion of IsoTis S.A. common stock (CHF 1 par value) to Company common stock ($0.0001 par value) in which each ten shares of converted IsoTis S.A. common stock were combined into one share of Company common stock, which was effected on January 26, 2007.
   Principles of Consolidation
     The condensed consolidated financial statements of the Company include IsoTis S.A., effective February 7, 2007, the date on which the Company acquired 90.5% of IsoTis S.A.’s issued and outstanding shares. On July 23, 2007, all of the assets and liabilities of IsoTis S.A. were acquired by IsoTis International.
     The condensed consolidated financial statements include all companies in which the Company has more than 50% of the voting rights over which it exercises control. All intercompany balances and transactions have been eliminated.
     The Company is in the process of legally dissolving IsoTis T.E. Facility B.V. and Modex Therapeutics GmbH, wholly-owned subsidiaries of IsoTis S.A. These entities are inactive and the liquidations, which are expected to be concluded during 2008, are not expected to have a material impact on the Company’s results of operations. In 2006, the Company completed the liquidation of Episource S.A.
     The Company’s reporting currency is the U.S. dollar.

IsoTis, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

   Financial Statement Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or for other future periods. The balance sheet information at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All material intercompany balances and transactions have been eliminated in consolidation and certain balances in prior periods have been reclassified to conform to the presentation adopted in the current period.
     These condensed consolidated financial statements have been prepared using U.S. generally accepted accounting principles, which contemplate that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. However, the use of these principles may not be appropriate at December 31, 2006 and June 30, 2007 as there is a substantial doubt about the Company’s ability to continue as a going concern without raising additional financial resources. The Company will require outside sources of financing to meet its capital needs through 2007 and beyond. Further, there can be no assurance, assuming the Company successfully raises additional funds, that it will achieve positive cash flow. The Company has a history of recurring losses from operations. Capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. Since inception, the Company has incurred losses from operations and has reported negative cash flows. In the six months ended June 30, 2007, the net loss and the operating cash flow deficit were $5.0 million and $10.2 million, respectively. As of June 30, 2007 and December 31, 2006, the Company had an accumulated deficit of $124.8 million and $132.3 million, respectively. As of June 30, 2007, available cash and cash equivalents totaled $4.5 million and working capital was $15.7 million, compared with available cash and cash equivalents of $13.4 million and working capital of $19.6 million at December 31, 2006. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.
     These condensed consolidated financial statements do not include any adjustment to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business. The consolidated financial statements as of and for the three and six months ended June 30, 2007, and as of and for the year ended December 31, 2006, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company’s management believes sufficient financial resources currently exist to fund operations through the third quarter of 2007.
     In February 2007, a cost reduction program was instituted that included a number of measures intended to reduce the use of the Company’s cash reserves, without impacting the ability to manufacture and supply its customers. Examples of these measures include a workforce reduction of 12 employees, salary deferrals to senior management employees and postponement of proposed clinical trial programs and an administrative office move. During April 2007, the Company also took additional measures to preserve cash, including deferring the payment of 2006 bonuses for executive officers and not awarding any bonuses for other employees. The measures also included a reduction of the Company’s U.S. payroll by approximately 10% through a proportional reduction of the Company’s Irvine office staff and by management delaying payment of a portion of their salaries until later in the year, reflecting management and staff commitment to the future of the Company.
      Measures to increase cash reserves were also taken, including the April 2007 transfer and assignment of all of the Company’s rights in its PolyActive technology to OctoPlus N.V. for an upfront payment of €1.25 million (approximately $1.7 million). Also, in May 2007, the Company licensed certain intellectual property to AlloSource for an up front payment of $2.5 million.
     If the Company does not close a financing transaction for any reason, the Company will be forced to engage in additional cost reduction measures, sales of assets likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms substantially more disadvantageous to the Company and dilutive to its stockholders. The Company would need to augment its cash through additional and possibly repetitive dilutive financings. If the Company is unable to raise additional funds, the Company could be

IsoTis, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

forced to discontinue operations. The audit report of the Company’s independent registered public auditors contained in IsoTis S.A.’s 2006 Annual Report on Form 20-F contains an unqualified opinion with an explanatory paragraph to the effect that there is substantial doubt about the Company’s ability to continue as a going concern.
   Stock-Based Compensation
     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“ SFAS 123(R)”), using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of its 2006 fiscal year. The Company’s unaudited condensed consolidated financial statements as of and for the quarter ended June 30, 2007 reflect the impact of SFAS 123(R).
     The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected option life. The Company amortizes the fair value of the awards on a straight-line basis. All options grants are amortized over the requisite service period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is calculated using the simplified method based on the terms and conditions of the options as provided in Staff Accounting Bulletin (“SAB”) No. 107. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The forfeiture rate is based on estimated forfeitures using historical data and the Company records share-based compensation expense only for those awards that are expected to vest.
     The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average underlying assumptions:

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
Risk-free interest rate	4.52% to 4.66%	4.32% to 5.02%
Expected volatility	55.48% to 58.15%	57.90% to 65.02%
Expected life (years)	5.25 to 7.00	6.00
Forfeiture rate	4.8%	4.8%
Expected dividend yield	—	—
     Stock based compensation expense in the condensed consolidated statements of operations was composed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Costs of sales	$91,308	$7,724	$147,908	$14,124
Research and development	64,264	3,535	109,354	7,842
Sales and marketing	273,157	48,267	426,402	72,140
General and administrative	155,630	76,892	278,826	131,981

	$584,359	$136,418	$962,490	$226,087

IsoTis, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

     Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 has been based on awards ultimately expected to vest and reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     The weighted average grant date fair value per share was $3.71and $4.72 for employee stock options granted during the three and six months ended June 30, 2007, respectively, and $7.87 and $8.28 for employee stock options granted during the three and six months ended June 30, 2006, respectively. There were no grants of non-vested restricted common stock in the three or six months ended June 30, 2007 and 2006. At June 30, 2007, there was $2.2 million of total unrecognized compensation cost, related to unvested employee stock options, which is expected to be recognized over a weighted-average period of 1.7 years.
     SFAS 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and six months ended June 30, 2007 and 2006. Prior to the adoption of SFAS 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.
   Stock Option Plans
     In connection with the exchange offer, the Company assumed all of the existing stock option plans of IsoTis S.A. and all of the options outstanding under such plans. Concurrent with the assumption of the options, the Company converted all options from Swiss Francs (CHF) to U.S. dollars at the current exchange rate on January 26, 2007. The conversion was treated as a modification to the original options issued under SFAS 123(R). Pursuant to SFAS 123(R), the Company calculated no incremental value in the modified options based on the excess of the fair value of the modified awards based on current circumstances at the time of the conversion and in the three months or six months ended June 30, 2007. Options vest based on the terms established in the individual grant agreement. Such terms are established by the compensation committee and typically vest over a period of four years. Certain options issued under the plan are subject to profit-retribution provisions. Such provisions entitle the Company to receive a portion of the profits upon sale of the shares to a third party, calculated as the difference between the total proceeds from the sale of shares and the aggregate exercise price. The portion of any profits to be remitted to the Company decreases ratably over a period of three years. Options generally expire over a period of 4 to 10 years, or upon earlier termination of employment with the Company.
   2006 Incentive Award Plan
     In November 2006, the Company’s board adopted and its stockholders approved the 2006 Incentive Award Plan, or the 2006 Plan. The principal purpose of the 2006 Plan is to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards. The 2006 Plan provides for a variety of such awards, including non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance share awards, performance stock unit awards, stock payment awards, performance-based awards and other stock-based awards. A total of 200,000 shares of the Company’s common stock were reserved for issuance under the 2006 Plan, to be used for any of the types of awards permitted under the 2006 Plan. At June 30, 2007, awards representing 191,000 shares have been granted and 9,000 additional shares are available for grant.
   IsoTis S.A. Stock Option Plan 2003/0
     This plan only provides for the grant of stock options and is administered by the Company’s board, who has the power to grant options, determine the terms and conditions of such options, amend or rescind the plan and delegate all or part of its responsibilities to one or several board members. The Company assumed this plan and all outstanding options to purchase IsoTis S.A. shares under the plan and adjusted and converted such options into options to acquire Company shares. Outstanding options were automatically adjusted to be exercisable for one share of Company common stock for every ten shares of IsoTis S.A. common stock subject to the option. Those eligible to receive options under this plan are (i) former employees and former board members, (ii) consultants and (iii) collaborative institutions of the Company or its subsidiaries. Options are governed by the terms specified in the applicable award agreement. In the event of a merger or sale of all or substantially all of the Company’s assets, all existing options will be terminated as of that date. The board may, at its sole discretion and prior to the effective date of such event, accelerate vesting of each outstanding option in full. The board may amend or terminate the plan

IsoTis, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

or existing options at any time provided that such termination shall not, without the consent of the option holder, impair the right of any option holder pursuant to any option awarded prior to the date of such termination. At June 30, 2007, there were options to purchase 20,544 shares of Company common stock outstanding under this plan.
   IsoTis S.A. Stock Option Plan 2003/1
     This plan only provides for the grant of stock options and is administered by the Company’s board, who has the power to grant options, determine the terms and conditions of such options, amend or rescind the plan and delegate all or part of its responsibilities to one or several board members. The Company assumed this plan and all outstanding options to purchase IsoTis S.A. shares under the plan and adjusted and converted such options into options to acquire Company shares. Outstanding options were automatically adjusted to be exercisable for one share of Company common stock for every ten shares of IsoTis S.A. common stock subject to the option. The Company terminated this plan as to any further options, and no further options will be granted under this plan. Those eligible to receive options under this plan are employees and board members of the Company or its subsidiaries. Options are governed by the terms specified in the applicable award agreement. In the event of a merger or sale of all or substantially all of the Company’s assets, all existing options will be terminated as of that date. The board may, at its sole discretion and prior to the effective date of such event, accelerate vesting of each outstanding option in full. The board may amend or terminate the plan or existing options at any time provided that such termination shall not, without the consent of the option holder, impair the right of any option holder pursuant to any option awarded prior to the date of such termination. At June 30, 2007, there were 173,468 shares of Company common stock available for future grant under this plan and options to purchase 226,532 shares of Company common stock outstanding under this plan.
   IsoTis S.A. Stock Option Plan 2003/2
     This plan only provides for the grant of stock options and is administered by the Company’s board, who has the power to grant options, determine the terms and conditions of such options, amend or rescind the plan and delegate all or part of its responsibilities to any committee, director, officer or employee of the Company as it may see fit. The Company assumed this plan and all outstanding options to purchase IsoTis S.A. shares under this plan and adjusted and converted such options into options to acquire Company shares. Outstanding options were automatically adjusted to be exercisable for one share of Company common stock for every ten shares of IsoTis S.A. common stock subject to the option. The Company terminated this plan as to any further options, and no further options will be granted under this plan. Those eligible to receive options under this plan are the Company’s North American employees and board members. Options are governed by the terms specified in the applicable award agreement. In the event of a merger or sale of all or substantially all of the Company’s assets, all existing options will be terminated as of that date. The board may, at its sole discretion and prior to the effective date of such event, accelerate vesting of each outstanding option in full. The board may amend or terminate the plan or existing options at any time provided that such termination shall not, without the consent of the option holder, impair the right of any option holder pursuant to any option awarded prior to the date of such termination. At June 30, 2007, there were 340,267 shares of Company common stock available for future grant under this plan and options to purchase 359,733 shares of Company common stock outstanding under this plan.
   Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact that adopting SFAS 157 will have on the Company’s operations and financial condition, but does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is in the process of evaluating this statement, but does not expect that the adoption of SFAS 159 will have a material impact on its consolidated financial statements.

IsoTis, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

2. Composition of Certain Financial Statement Items
   Inventories
     At June 30, 2007 and December 31, 2006, inventory, net of allowance for slow moving and obsolete inventory of $928,009 and $617,544, respectively, consisted of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Raw materials and deferred processing costs	$7,433,891	$5,906,116
Work in progress	2,446,893	3,838,885
Finished goods	5,012,613	4,466,188

	$14,893,397	$14,211,189

IsoTis, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

 Intangible Assets
     Intangible assets consisted of the following:

	As of June 30, 2007			As of December 31, 2006
		(Unaudited)
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Unpatented technology	$8,937,000	$(4,291,538)	$4,645,462	$8,937,000	$(3,755,522)	$5,181,478
Patents	9,078,916	(4,722,077)	4,356,839	9,052,907	(4,215,266)	4,837,641
Distribution network	2,900,000	(2,167,245)	732,755	2,900,000	(1,892,463)	1,007,537

	$20,915,916	$(11,180,860)	$9,735,056	$20,889,907	$(9,863,251)	$11,026,656

     Aggregate amortization expense for intangible assets for the six months ended June 30, 2007 and 2006 was $1,302,234 and $1,309,292, respectively. Estimated amortization expense is as follows for the next five years, beginning after December 31, 2006:

2007	$2,604,277
2008	2,512,686
2009	2,054,713
2010	2,054,713
2011	1,725,141
Thereafter	75,126

$11,026,656

Interest-Bearing Loans and Borrowings
     Interest-bearing loans and borrowings consisted of the following:

	As of	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)
Revolving credit facility	$2,808,682	$2,399,373
Term loan	10,000,000	1,000,000
Structured debt payments	1,500,000	2,000,000
Promissory note	40,678	48,791

	14,349,360	5,448,164
Less current maturities	(13,137,638)	(3,751,201)

Long term portion	$1,211,722	$1,696,963

IsoTis, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

   $20.0 Million Credit Facility
     On May 29, 2007, the Company, IsoTis OrthoBiologics, Inc., a wholly-owned subsidiary of the Company (together with the Company, the “Borrowers”), Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as a Lender, and as Administrative Agent, Sole Lead Arranger and Sole Bookrunner (“Merrill Lynch”) and Silicon Valley Bank (“SVB”) entered into a Credit and Security Agreement (the “Credit Agreement”) that provides for an aggregate $20.0 million commitment to the Borrowers.
     The loan consists of two facilities, a Revolving Note and a Term Note each in the amount of $10.0 million (each a “Loan”, collectively, the “Loans”). The Revolving Note bears interest at the rate of LIBOR plus 3.00% per annum (8.32% at June 30, 2007) and the Term Note bears interest at the rate of LIBOR plus 4.50% per annum (9.82% at June 30, 2007). The amount available to be drawn under the Revolving Note is limited to 85% of the net collectible value of eligible accounts receivable of the Borrowers. Based on the borrowing base, at June 30, 2007, the Company had net borrowing availability under the Revolving Note of $111,624. The Loans must be paid in full on the Termination Date, which is the earlier to occur of (i) June 1, 2010 or (ii) acceleration pursuant to the occurrence of an Event of Default. Following interest-only payments on the Term Loan for a six-month period, the Term Note is payable in 30 equal payments of principal and interest beginning on January 1, 2008. Principal on account of the Revolving Note is payable immediately upon receipt by Borrowers of any payments on or proceeds from any of the Borrowers’ accounts and interest on the Revolving Note is payable in arrears on the first day of each month.
     The Loans are secured by a pledge of substantially all currently existing and after-acquired property of the Borrowers, including all proceeds and products therefrom. The Credit Agreement excludes from the collateral (i) any intellectual property rights, including copyrights, patents, trademarks and inbound licenses relating to any of the copyrights, patents or trademarks, (ii) any claims for damages relating to infringement of the intellectual property and (iii) voting capital stock in any foreign subsidiary in excess of sixty-five percent (65%) of such voting capital stock. While these items are excluded from collateral, the Lenders have a lien on all proceeds arising out of or related to the intellectual property and other excluded collateral.
     The Credit Agreement contains customary covenants, which, among other things, prohibit the Borrowers from assuming further debt obligations and any liens, unless otherwise permitted under the Credit Agreement. At June 30, 2007, the Company was in compliance with its covenants under the Credit Agreement.
     The entire principal amount of the Loans and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Credit Agreement, which includes the failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, the occurrence of an event or change which could have a material adverse effect on the Borrowers and failure by the Borrowers to obtain 510(k) clearance prior to December 31, 2007 for all of their Accell Products marketed as of the closing date.
     Additionally, the Credit Agreement required the Company to deposit $7.5 million of the borrowed funds in a collateral account, recorded as restricted cash in the accompanying condensed consolidated balance sheet at June 30, 2007, that will not be accessible by the Company unless and until the Company shall have raised a specified amount of additional capital prior to August 31, 2007. If the Company fails to raise the additional capital prior to that time, the Company will be required to prepay the $7.5 million to the Lenders, which will be applied toward the balance of the Term Loan.
   $5.0 Million Credit Facility
     On August 31, 2006, IsoTis OrthoBiologics, Inc. entered into a loan and security agreement (the “Loan Agreement”) with SVB. The Loan Agreement provided for a revolving credit facility in the principal amount of up to $5.0 million which included a $1.0 million term loan bearing interest at prime plus 2% (10.25% at December 31, 2006) and a $4.0 million revolving credit facility, bearing interest at prime plus 1.75% (10.0% at December 31, 2006). Based on the borrowing base, the Company’s net borrowing availability under the revolving credit facility agreement was $68,500 as of December 31, 2006. All outstanding loan amounts were repaid to SVB in June 2007 from the proceeds of the $20.0 million credit facility described above, and the Loan Agreement was subsequently terminated.
     The Loan Agreement also contained tangible net worth covenants with which IsoTis OrthoBiologics, Inc. was not in compliance at December 31, 2006. Effective April 11, 2007, IsoTis OrthoBiologics, Inc. executed a limited waiver and amendment to the Loan Agreement, which provided for a waiver of noncompliance at December 31, 2006.

IsoTis, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

   Structured Debt Payments
     With the October 27, 2003 acquisition of GenSci OrthoBiologics, the Company assumed scheduled debts as per the GenSci Chapter 11 Plan of Reorganization. As of June 30, 2007 and December 31, 2006 the remaining balance of these debts recorded as liabilities was $1,500,000 and $2,000,000, respectively, which is backed by a letter of credit of $2,250,000 that is in turn backed by restricted cash of $2,000,000. Principal and interest are due annually through 2008. This debt bears interest at the U.S. Federal Judgment Rate, capped at 3%. The average interest rate accrued for the six month periods ended June 30, 2007 and 2006 was 3%.
   Promissory Note
     The long-term borrowing is payable at an interest rate of 7.5% and matures in 2009.
   Comprehensive Loss
     Comprehensive loss consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net income (loss)	$37,025	$(6,136,412)	$(5,012,851)	$(9,940,677)

Foreign currency translation adjustments	74,324	4,197,817	165,335	5,658,926

Comprehensive loss	$111,349	$(1,938,595)	$(4,847,516)	$(4,281,751)

Supplemental comprehensive income information, net of tax:

Cumulative foreign currency translation gain adjustments	$—	$—	$18,393,309	$18,590,929
   Deferred Revenue
     During 2006, the Company sold its dental assets to Keystone Dental, Inc. (“Keystone”). The sale of the Company’s dental business was structured as an asset purchase and license transaction. Under the agreement, Keystone acquired the Company’s dental assets and obtained an exclusive right to market and sell the Company’s bone graft substitute product portfolio in the field of dentistry. The Company received an upfront cash payment of $7,433,914. The parties also entered into a manufacturing and supply agreement for a period of five years. In connection with the agreement, the Company recorded the net proceeds of $6,956,127 from the sale of the assets, of which $6,513,983 was recorded as deferred revenue and will be recognized equally over the five year term of the manufacturing and supply agreement.
3. Related Party Transactions
     On May 17, 2005, the Company entered into a consulting services agreement with Barbara Boyan, a board member since May 2006, which provides that in consideration of her consulting services, the Company will pay a fee of $2,500 per month, and reasonable out-of-pocket expenses for such services. Payments relating to the consulting arrangement fees to Barbara Boyan in 2006 totaled $30,000, of which $20,000 was accrued but not yet paid at December 31, 2006. At June 30, 2007, all amounts owed were paid.

IsoTis, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

4. Income Taxes
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
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
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2003; state and local income tax examinations before 2002; and foreign income tax examinations before 2001. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.
     The Company is not currently under U.S. Internal Revenue Service, state or local jurisdiction tax examinations. During the first quarter of 2007, an examination by the Netherlands tax authorities was concluded without adjustment. The 2001 to 2003 tax years are currently under examination by the German tax authorities. To date, there are no proposed adjustments that will have a material impact on the Company’s position or results of operations.
     At January 1, 2007, the Company had net deferred tax assets of $55.8 million. A significant component of the Company’s deferred tax assets are federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate sufficient future taxable income to realize these assets, a full valuation has been established to offset its net deferred tax assets. Additionally, the future utilization of the Company’s NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. Until the Company has determined whether such an ownership change has occurred, and until the amount of any limitation becomes known, no amounts are being presented as an uncertain tax position in accordance with FIN 48. The Company believes that the amount subject to limitation could be significant. Any NOL and R&D carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.
5. Geographic Information
     The Company has one reportable segment. The Company currently has geographical locations in Switzerland, the Netherlands and the United States.
     Product revenue by geographic location consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
United States	$7,734,990	$8,645,775	$16,049,939	$16,349,341
Europe	2,634,565	2,120,387	4,294,105	4,195,186

	$10,369,555	$10,766,162	$20,344,044	$20,544,527

IsoTis, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

     Long-lived assets by geographic location consisted of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)
United States	$13,342,081	$14,375,783
Europe	511,019	558,048

	$13,853,100	$14,933,831

6. Commitments and Contingencies
   Government Grant
     In 2000, the Company received a grant for the development of certain biomedical technology. The grant reimbursed the Company for allowable expenses up to a maximum amount of $2,776,467 (€2,204,237) and expired on December 31, 2002. During 2003, the Company commercialized products as defined by the agreement. As a result, all or a portion of the grant proceeds will become repayable at an interest rate of 5.7%. Grant repayments are payable based on a royalty of 4% of net sales from related products and services, commencing as of January 1, 2003 and continuing through 2012 or earlier, based on the amount of royalties paid. After 2012, no additional royalty payments are due. During 2006, the Company negotiated a royalty rate of 20.8% which is to be applied to all previous and future sales of the commercialized products as defined by the agreement. If future royalty payments are not adequate to repay the grant, the Company has no future obligation to pay the remaining balance. Due to the early stage of the commercialized products, the projection of future royalty payments was not determinable at June 30, 2007.
   Purchase Commitments
     On March 25, 2004, the Company entered into a purchase agreement with a supplier of synthetic calcium phosphate bone cement products for marketing and sale by the Company under private label. The agreement, which runs for 5 years, requires the Company to meet minimum purchase requirements during the first 3 years of the agreement. Failure to meet these requirements will result in penalties in accordance with the relevant conditions in the agreement. During the first year of the agreement, the Company met the requirements. However, during the second and third years of the agreement from March 2005 to March 2007, the Company failed to meet the necessary purchase requirements. Accordingly, the Company recorded a liability under this arrangement of $47,223 and $161,500 at June 30, 2007 and December 31, 2006, respectively.
   Restricted Cash
     The Company has bank guarantees for payment obligations held by the Company and other arrangements resulting in the restriction of cash totaling $9,855,643 and $2,909,787 at June 30, 2007 and December 31, 2006, respectively.
   Collaborative Agreement
     Certain ongoing longer-term internal research and development programs are being pursued under a four-year cooperation agreement between the Company and Twente University which ended on December 31, 2006. For a fixed financial investment, the Company has the exclusive right to further inventions by the original scientific founders of the Company and a group of researchers, including 15 scientists formerly employed by the Company who were transferred to Twente University during 2003. As of December 31, 2006, the Company accrued non-cancellable commitments of $703,267 in relation to this research and development agreement, all of which were paid in January 2007.

IsoTis, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

   Epidex Claim
     The Company acquired all of the shares of a German company, Modex Therapeutics GmbH, in an agreement with the two owners entered into on November 7, 2000. The share purchase agreement provided that, should more than a certain number of Epidex products be sold within a certain period, the purchase price would increase. One of the former owners has filed a claim for the additional purchase price. As called for under the terms of the original contract, this dispute is now in arbitration. The Company disagrees with this claim, maintaining that the conditions for an increase in the purchase price have not been met. The Company plans to vigorously defend itself in this matter, however a liability was deemed probable and management’s best estimate has been recorded.
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
7. Subsequent Events
     On August 6, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Integra Lifesciences Holdings Corporation, a Delaware corporation (“Integra”), and Ice Mergercorp, Inc., a Delaware corporation and wholly-owned subsidiary of Integra (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, and the Company will be the surviving corporation and a wholly-owned subsidiary of Integra (the “Merger”).
     Under the terms of the Merger Agreement, each issued and outstanding share of Company common stock will be converted into the right to receive $7.25 per share, without interest (the “Merger Consideration”). Each option to purchase shares of Company common stock that is outstanding and unexercised immediately prior to the effective time of the Merger will be canceled and the holder will be entitled to receive an amount of cash (without interest) equal to the product of (i) the excess, if any, of the Merger Consideration over the exercise price per share of Company common stock underlying such option and (ii) the number of shares of Company common stock underlying such option, less applicable taxes. Under certain circumstances, if the Merger Agreement is terminated, the Company may be required to pay Integra a termination fee of $2,250,000.
     The Merger is subject to a number of conditions, including, but not limited to, (i) the approval of the Merger Agreement by the Company’s stockholders, (ii) the absence of any material adverse effect on the Company’s business, (iii) clearance of the 510(k) application for the Company’s Accell products currently pending before the Food and Drug Administration, (iv) holders of less than ten percent of the Company’s outstanding common stock exercising appraisal rights and (v) the amendment of Integra’s credit agreement.

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
      You should refer to the section of this report entitled “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. You should also refer to the risk factors listed from time to time in our Securities and Exchange Commission, or SEC, reports, including, in particular, the factors and discussion in the IsoTis S.A. Form 20-F for its last fiscal year. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
     We currently manufacture virtually all of our products at our facility in Irvine, California. Manufacturing of our products requires allograft custom mixing agents and other raw materials. Prices for these materials have remained relatively stable over several years and we believe alternate suppliers exist for each of these materials. However, to protect against potential shortfalls in supply, we maintain inventory on-hand of finished goods and raw materials that is sufficient to meet our expected needs for a minimum of six weeks and six months, respectively. We recently entered into a lease for a new facility in Irvine, California and have moved our laboratory and production offices. We are in the process of transitioning our administrative office to the new facility. We expect to complete the transition by December 2007 and believe this facility will be sufficient to meet our expected needs for the next three to five years.
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
     Due to the amount of expenses incurred in the development of our products, we have been unprofitable since inception. As of June 30, 2007, we had an accumulated deficit of $124.8 million and we expect to continue to incur operating losses. As a result, our independent registered public accounting firm has expressed significant doubt over our ability to continue as a going concern. We believe we have sufficient resources to fund operations through the third quarter of 2007 and we will need to raise additional capital to fund operations beyond that point. We have commenced measures to reduce our operating expenses, including a reduction in workforce and postponement of our administrative office move.
     We were originally formed in 1996 as IsoTis S.A., a Swiss entity. In 2003, IsoTis S.A. acquired GenSci OrthoBiologics, Inc., or GenSci, and shifted its focus to orthobiologics. GenSci was subsequently renamed IsoTis OrthoBiologics, Inc., or IsoTis OrthoBiologics. The results of operations of IsoTis OrthoBiologics have been included in IsoTis S.A.’s financial statements from November 1, 2003. In connection with the transaction, IsoTis S.A.’s executive management team and its offices moved from Switzerland to the facility in Irvine, California. IsoTis S.A. continued to maintain international sales and marketing headquarters in Lausanne, Switzerland. Most recently, IsoTis S.A. formed IsoTis, Inc. for the purpose of reorganizing IsoTis S.A. into the United States. The reorganization was effected by means of an exchange offer commenced in December 2006. Following the closing of the exchange offer, IsoTis, Inc.’s business and operations consist solely of the business and operations of IsoTis S.A. As a result, unless the context otherwise states, references throughout this Form 10-Q to “we,” “us,” “our,” “IsoTis” or the “Company” refer to the business of IsoTis S.A. and its subsidiaries for all periods prior to the consummation of the exchange offer and to the business of IsoTis, Inc. and that of its subsidiaries for all periods subsequent to the consummation of the exchange offer.
     The following is management’s discussion and analysis of certain significant factors which have affected our financial condition and results of operations during the period included in the accompanying financial statements.
Merger with Integra Lifesciences Holdings Corporation
     On August 6, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Integra Lifesciences Holdings Corporation, a Delaware corporation (“Integra”), and Ice Mergercorp, Inc., a Delaware corporation and wholly-owned subsidiary of Integra (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into us, and we will be the surviving corporation and a wholly-owned subsidiary of Integra (the “Merger”).
     Under the terms of the Merger Agreement, each issued and outstanding share of our common stock will be converted into the right to receive $7.25 per share, without interest (the “Merger Consideration”). Each option to purchase shares of our common stock that is outstanding and unexercised immediately prior to the effective time of the Merger will be canceled and the holder will be entitled to receive an amount of cash (without interest) equal to the product of (i) the excess, if any, of the Merger Consideration over the exercise price per share of our common stock underlying such option and (ii) the number of shares of our common stock underlying such option, less applicable taxes. Under certain circumstances, if the Merger Agreement is terminated, we may be required to pay Integra a termination fee of $2,250,000 and reimburse Integra for up to $1,500,000 in transaction expenses.
     The Merger is subject to a number of conditions, including, but not limited to, (i) the approval of the Merger Agreement by our stockholders, (ii) the absence of any material adverse effect on our business, (iii) clearance of the 510(k) application for our Accell products currently pending before the FDA, (iv) holders of less than ten percent of our outstanding common stock exercising appraisal rights and (v) the amendment to Integra’s credit agreement.
     In connection with the proposed Merger, we intend to file relevant materials with the SEC, including a proxy statement regarding the proposed transaction. Such documents, however, are not currently available. INVESTORS ARE URGED TO READ THE PROXY STATEMENT REGARDING THE PROPOSED TRANSACTION WHEN IT BECOMES AVAILABLE, BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION. Investors will be able to obtain a free copy of the proxy statement, as well as other filings containing information about us and Integra without charge, at the SEC’s website (http://www.sec.gov) once such documents are filed with the SEC.
Critical Accounting Policies
     There were no significant changes in critical accounting policies or estimates from those at December 31, 2006. For additional information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q. However, certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Different, reasonable estimates could have been used in the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.
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

      In April 2007, we transferred and assigned all of our rights in our PolyActive technology to OctoPlus N.V. for an upfront payment of €1.25 million (approximately $1.7 million). We recognized the upfront payment as revenue in the three months ended June 30, 2007, as the transfer of the rights was the culmination of an earnings process. In May 2007, we licensed certain intellectual property to AlloSource for an upfront payment of $2.5 million. Under that agreement, AlloSource received an exclusive license to use the intellectual property necessary to manufacture products similar to our first-generation demineralized bone matrix, or DBM, products in North America, and a non-exclusive license to market them to and through AlloSource’s own distribution or private label partners. This upfront payment was recognized as revenue in the three months ended June 30, 2007, as the license of the intellectual property was the culmination of an earnings process.
     We recognize revenue from royalties when the royalties become fixed and payable and when collection is reasonably assured.
   Excess and Obsolete Inventories
     We value our inventory at the lower of the actual cost or its net realizable value. We regularly review inventory quantities on hand for excess and obsolete inventory and, when circumstances indicate, we incur charges to adjust inventories to their net realizable value. Our review of inventory for excess and obsolete quantities is based primarily on our estimated forecast of product demand. Our forecasting of product demand may prove to be inaccurate; as such, we may be required to incur charges for excess and obsolete inventory. In the future, if additional inventory write-downs are required, we would recognize additional cost of sales at the time of such determination. Our estimates may also be impacted by significant unanticipated decreases in the demand for our products and could have a significant impact on the value of our inventory and our reported operating results.
   Long-Lived Assets other than Goodwill
     We record impairment of long-lived assets, other than goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable.
     Events or circumstances that would necessitate an impairment review primarily include an impairment of goodwill, a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and fair value. Our estimates may be impacted by significant unanticipated decreases in the demand for our products or our inability to bring new products to market. The identification of impairment indicators, the estimation of future cash flows and the determination of fair values for assets (or groups of assets) requires us to make significant judgments concerning the identification and validation of impairment indicators, expected cash flows and applicable discount rates. No impairment charge was recognized on long-lived or intangible assets for the three months or six months ended June 30, 2007 and 2006.

   Goodwill
     In accordance with SFAS No. 142, Goodwill and other Intangible Assets, we do not amortize goodwill. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase identifies a potential impairment; while the second phase, if necessary, measures the amount of impairment. As we operate in one reporting unit, we performed the first phase of our impairment test by comparing our net asset value to our market capitalization. The first phase of our impairment test found no potential impairment to goodwill. We also noted that a 10% decrease in our stock price would not have resulted in the need to perform the second phase of the impairment test. We note that a more significant change in the value of our stock price could result in the need to complete the second step of the impairment test and may result in the recognition of an impairment of goodwill.
   Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”), which established standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes our previous accounting under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).
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
     Stock-based compensation expense recognized in our condensed consolidated statement of operations for 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the accompanying unaudited condensed consolidated statement of operations for the periods ended June 30, 2007 and 2006 has been based on awards ultimately expected to vest and reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     SFAS 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to our loss position, there were no such tax benefits during the periods ended June 30, 2007 and 2006. Prior to the adoption of SFAS 123(R), those benefits would have been reported as operating cash flows had we received any tax benefits related to stock option exercises.

Recent Accounting Pronouncements
      For a discussion of recent accounting pronouncements, refer to note 1 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Results of Operations
 Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
 Revenue
     Revenue consists of product sales and other revenue. Product sales revenue primarily includes amounts derived from the sale of our products and also a portion of recognized deferred revenue associated with the sale of our dental assets in August 2006. Other revenue consists primarily of upfront payments received as part of licensing arrangements with AlloSource and OctoPlus N.V. for certain of our technology. Also included in other revenue are royalties under various research and development contracts.

	Quarter Ended			Quarter Ended
	June 30,			June 30,
	2007	+/–%		2006
	(Unaudited)
	(In thousands)
Product Sales	$10,370	$(396)	(4)%	$10,766
Other Revenue	4,196	4,196	% not meaningful	—

Total revenue	14,566	3,800	35%	10,766
     The increase in total revenue for the quarter ended June 30, 2007 was primarily due to $4.2 million of other revenue recorded in connection with the upfront payments for the transfer and assignment of all of our rights in our PolyActive technology to OctoPlus N.V. for an upfront payment of €1.25 million (approximately $1.7 million), and an upfront payment of $2.5 million from AlloSource in exchange for an exclusive license to use certain of our intellectual property to manufacture products similar to our first-generation DBM products in North America and a non-exclusive license to market them to and through AlloSource’s own distribution or private label partners.
     Product sales decreased 4% during the second quarter ended June 30, 2007 due to lower sales from our private label partners and through our U.S. independent distributor agents, offset in part by increased sales to our international stocking dealers. Sales through our U.S. independent distributor agents decreased 3% to $6.1 million in the quarter ended June 30, 2007 compared to $6.3 million in the quarter ended June 30, 2006. This represented 59% of product sales in the quarter ended June 30, 2007 compared to 58% of product sales in the quarter ended June 30, 2006. Sales to our international stocking distributors increased 20% to $3.0 million in the second quarter of 2007 compared to $2.5 million in the second quarter of 2006 representing 29% and 23% of product sales, respectively. We believe the increase in product sales in this channel was due to the expansion of our sales efforts into new markets. Sales to our private label partners decreased 42% to $0.9 million in the quarter ended June 30, 2007 compared to $1.5 million in the quarter ended June 30, 2006. This represented 8% of product sales in the quarter ended June 30, 2007 compared to 14% of product sales in the quarter ended June 30, 2006. The decrease in product sales to our private label partners was primarily due to decreased ordering from two of our larger private label partners during the second quarter of 2007.
     Sales of our Accell product line increased 5% to $5.5 million in the quarter ended June 30, 2007 compared to $5.2 million in the quarter ended June 30, 2006. This represented 53% of product sales in the quarter ended June 30, 2007 compared to 48% of product sales in the quarter ended June 30, 2006. We believe this increase resulted from improved surgeon acceptance of our Accell products. Sales of our first generation orthobiologic products decreased 20% to $4.0 million in the quarter ended June 30, 2007 compared to $5.0 million in the quarter ended June 30, 2006. This represented 38% of product sales in the quarter ended June 30, 2007 compared to 46% of product sales in the quarter ended June 30, 2006. We believe this decrease was primarily due to continued transition of our sales mix in the U.S. independent distributor channel to Accell from first generation products.
     For the quarter ended June 30, 2007, we recognized additional deferred revenue of $0.3 million from our Keystone Dental transaction executed in August 2006, which should continue each quarter until August 2011.

 Cost of Sales
     Cost of sales consists primarily of the costs of materials, direct labor and overhead costs associated with the manufacturing of our products.

	Quarter Ended			Quarter Ended
	June 30,			June 30,
	2007	+/–%		2006
	(Unaudited)
	(In thousands)
Cost of sales	$4,430	$477	12%	$3,953
     As a percent of total revenue, cost of sales was 30% in the quarter ended June 30, 2007, decreasing from 37% in the quarter ended June 30, 2006. As a percent of product sales, cost of sales was 43% in the quarter ended June 30, 2007, increasing from 37% in the quarter ended June 30, 2006. The increase was primarily due to the reversal of capitalized manufacturing overhead variances in the quarter ended June 30, 2007 relating to lower than planned production volumes in the fourth quarter of 2006 and the first quarter of 2007, as well as duplicative facility charges in manufacturing during the second quarter of 2007 as we transition to our new facility. Our cost of sales can be expected to fluctuate in future periods depending upon changes in our product sales mix between our first generation products and our Accell products, prices of our products, relative levels of sales through our three distribution channels, manufacturing yields and levels of production volume.
 General and Administrative
     General and administrative expense consists of personnel costs, professional service fees, expenses related to intellectual property rights, and general corporate expenses.

	Quarter Ended			Quarter Ended
	June 30,			June 30,
	2007	+/–%		2006
	(Unaudited)
	(In thousands)
General and administrative	$3,751	$762	25%	$2,989
     The increase in general and administrative expense in the quarter ended June 30, 2007 was primarily due to increased legal expenses related to potential financing and strategic alternatives for the company, costs related to the exchange offer (including the squeeze-out of minority IsoTis S.A. shareholders), and increased stock compensation expense due to additional stock option grants made during 2007. General and administrative expense decreased as a percentage of total revenue to 26% in the quarter ended June 30, 2007 compared to 28% in the quarter ended June 30, 2006. General and administrative expense increased as a percentage of product sales to 36% in the quarter ended June 30, 2007 compared to 28% in the quarter ended June 30, 2006.
 Sales and Marketing
     Sales and marketing expense consists of costs of marketing and selling personnel, including our orthobiologics specialists, distributor and physician training programs, sales commissions to our independent distributor agents and marketing activities.

	Quarter Ended			Quarter Ended
	June 30,			June 30,
	2007	+/–%		2006
	(Unaudited)
	(In thousands)
Sales and marketing	$4,530	$311	7%	$4,219
     The increase in sales and marketing expense in the quarter ended June 30, 2007 was attributable to increased stock compensation expense due to additional stock option grants made during 2007 and an expansion of our sales team both in the U.S. and internationally. Sales and marketing expense decreased as a percentage of total revenue to 31% in the quarter ended June 30, 2007 compared to 39% in the quarter ended June 30, 2006. As a percentage of product sales, sales and marketing expense increased to 44% in the quarter ended June 30, 2007 compared to 39% in the quarter ended June 30, 2006. We expect that our sales and marketing expense will continue to increase in absolute dollars, to the extent that additional product sales result in increased product commissions and increased product branding and marketing costs.
  Research and Development
     Research and development expense consists of costs for personnel, supplies, materials and other expenses associated with product research and product development and regulatory and clinical functions, including clinical studies.

	Quarter Ended			Quarter Ended
	June 30,			June 30,
	2007	+/–%		2006
	(Unaudited)
	(In thousands)
Research and development	$1,550	$(190)	(11)%	$1,740
     The decrease in research and development expense in the quarter ended June 30, 2007 compared with the same period in 2006 was primarily attributable to the expiration of the collaboration agreement with Twente University in the fourth quarter of 2006. Research and development expense as a percentage of total revenue was 11% in the quarter ended June 30, 2007 compared to 16% in the quarter ended June 30, 2006. Research and development expense as a percentage of product sales was 15% in the quarter ended June 30, 2007 compared to 16% in the quarter ended June 30, 2006. We expect research and development expense to increase in absolute dollars in the upcoming periods as we continue the development of our second generation of Accell products, commence clinical trials to demonstrate their efficacy and as we evaluate other technologies that may complement our current product portfolio.
 Interest Income

	Quarter Ended			Quarter Ended
	June 30,			June 30,
	2007	+/–%		2006
	(Unaudited)
	(In thousands)
Interest income	$41	$(96)	(70)%	$137
     Interest income decreased 70% in the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006, due to lower average cash and cash equivalents balances in the quarter ended June 30, 2007.
 Interest Expense

	Quarter Ended			Quarter Ended
	June 30,			June 30,
	2007	+/–%		2006
	(Unaudited)
	(In thousands)
Interest expense	$(213)	$(184)	634%	$(29)
     Interest expense increased by $0.2 million in the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. The increase was due primarily to borrowings on the line of credit with Merrill Lynch which was closed in May 2007 and the prior line of credit with Silicon Valley Bank that we entered into in August 2006. The latter was repaid in full in June 2007.

 Foreign Exchange Loss

	Quarter Ended			Quarter Ended
	June 30,			June 30,
	2007	+/–%		2006
	(Unaudited)
	(In thousands)
Foreign exchange loss	$(67)	$4,040	% not meaningful	$(4,107)
     During the quarter ended March 31, 2007, we capitalized our intercompany debt, which resulted in a substantially lower foreign exchange fluctuation in the quarter ended June 30, 2007 than in the quarter ended June 30, 2006. In the quarter ended June 30, 2006, we realized a foreign exchange loss as a result of U.S. dollar cash deposits held by our European subsidiaries in The Netherlands and Switzerland and a U.S. dollar denominated intercompany receivable held by our Swiss entity. Our Dutch entity uses the Euro as its functional currency and our Swiss entity uses the Swiss Franc as its functional currency. Fluctuations from the beginning to the end of any given reporting period resulted in the revaluation of our foreign currency denominated intercompany loans, generating currency translation gains or losses that impact our net loss in the respective reporting period.
 Provision for Income Taxes

	Quarter Ended			Quarter Ended
	June 30,			June 30,
	2007	+/–%		2006
	(Unaudited)
	(In thousands)
Provision for income taxes	$5	$5	% not meaningful	$—
     Provision for income taxes has typically been minimal or nothing due to our history of losses. In the quarter ended June 30, 2007, tax expense of $4,850 resulted in one U.S. state, where a new tax on gross margin was enacted.
 Minority Interest in Income

	Quarter Ended			Quarter Ended
	June 30,			June 30,
	2007	+/–%		2006
	(Unaudited)
	(In thousands)
Minority interest in income	$(4)	$(4)	% not meaningful	$—
     Minority interest did not exist in 2006, but arose pursuant to the January 2007 exchange offer, whereby our shares were offered to holders of IsoTis S.A. in exchange for stock of that entity. Minority interest stockholders comprise those who did not elect to acquire our stock, instead retaining their original IsoTis S.A. shares. At June 30, 2007, the minority interest stockholders retained approximately 9.5% of the outstanding shares of IsoTis S.A. On August 3, 2007, pursuant to the merger between IsoTis S.A. and IsoTis International, the remaining 9.5% of IsoTis S.A.’s outstanding shares were exchanged for shares of our common stock.
 Net Income (Loss)

	Quarter Ended			Quarter Ended
	June 30,			June 30,
	2007	+/–%		2006
	(Unaudited)
	(In thousands)
Net income (loss)	$37	$6,173	% not meaningful	$(6,136)
     As a result of the factors discussed above, we recorded net income in the quarter ended June 30, 2007 of $0.04 million as compared to a net loss of $6.1 million in the quarter ended June 30, 2006.

 Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
 Revenue
     Revenue consists of product sales and other revenue. Product sales revenue primarily includes amounts derived from the sale of our products and also a portion of recognized deferred revenue associated with the sale of our dental assets in August 2006. Other revenue consists primarily of upfront payments received as part of licensing arrangements with AlloSource and OctoPlus N.V. for certain of our technology. Also included in other revenue are royalties under various research and development contracts.

	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2007	+/–%		2006
	(Unaudited)
	(In thousands)
Product Sales	$20,344	$(201)	(1)%	$20,545
Other Revenue	4,196	4,160	% not meaningful	36

Total Revenue	24,540	3,960	19%	20,580

     The increase in total revenue during the six month period ended June 30, 2007 compared to total revenue in the same period in 2006 was primarily due to $4.2 million of other revenue recorded in connection with the upfront payments for the transfer and assignment of all of our rights in our PolyActive technology to OctoPlus N.V. for an upfront payment of €1.25 million (approximately $1.7 million), and an upfront payment of $2.5 million from AlloSource in exchange for an exclusive license to use our intellectual property to manufacture products similar to our first-generation DBM products in North America.
     Product sales decreased 1% during the six-month period ended June 30, 2007 compared to product sales in the same period in 2006 due to lower sales from our private label partners. Sales through our U.S. independent distributor agents increased slightly by 1% to $12.6 million during the six-month period ended June 30, 2007 compared to $12.4 million during the six-month period ended June 30, 2006. This represented 62% of product sales in the six-month period ended June 30, 2007 compared to 60% of product sales during the six-month period ended June 30, 2006. Sales to our international stocking distributors increased 3% to $5.1 million during the six-month period ended June 30, 2007 compared to $5.0 million in the six-month period ended June 30, 2006 representing 25% and 24% of product sales, respectively. Sales to our private label partners decreased 18% to $2.0 million during the six-month period ended June 30, 2007 compared to $2.4 million during the six-month period ended June 30, 2006. This represented 10% of product sales during the six-month period ended June 30, 2007 compared to 12% of product sales during the six-month period ended June 30, 2006. The decrease in product sales was due to decreased ordering from two of our private label partners during the six-month period ended June 30, 2007.
     Sales of our Accell product line increased 9% to $10.8 million during the six-month period ended June 30, 2007 compared to $10.0 million in the six-month period ended June 30, 2006. This represented 53% of product sales during the six-month period ended June 30, 2007 compared to 49% of product sales during the six-month period ended June 30, 2006. We believe this increase resulted from improved surgeon acceptance of our Accell products. Sales of our first generation orthobiologic products decreased 16% to $7.9 million during the six-month period ended June 30, 2007 compared to $9.4 million during the six-month period ended June 30 2006. This represented 39% of product sales during the six-month period ended June 30, 2007 compared to 46% of product sales during the six-month period ended June 30, 2006. We believe the decrease was primarily due to continued transition of our sales mix in the U.S. independent distributor channel to Accell from first generation products.
     For the six-month period ended June 30, 2007, we recognized additional deferred revenue of $0.6 million from our Keystone Dental transaction in August 2006 which should continue each quarter until August 2011.

Cost of Sales
     Cost of sales consists primarily of the costs of materials, direct labor and overhead costs associated with the manufacturing of our products.

	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2007	+/–%		2006
	(Unaudited)
	(In thousands)
Cost of sales	$8,434	$787	10%	$7,647
     As a percent of total revenue, cost of sales was 34% during the six-month period ended June 30, 2007, decreasing from 37% during the six-month period ended June 30, 2006. As a percent of product sales, cost of sales was 41% during the six -month period ended June 30, 2007, increasing from 37% during the six-month period ended June 30, 2006. The increase in cost of sales as a percentage of product sales was primarily due to the reversal in the six months ended June 30, 2007 of capitalized manufacturing overhead variances arising from lower than planned production volumes in the fourth quarter of 2006 and the first quarter of 2007 as well as duplicative facility charges in manufacturing during the second quarter of 2007 as we transition to our new facility. Our cost of sales can be expected to fluctuate in future periods depending upon changes in our product sales mix between our first generation products and our Accell products, prices of our products, relative levels of sales through our three distribution channels, manufacturing yields and levels of production volume.
General and Administrative
     General and administrative expense consists of personnel costs, professional service fees, expenses related to intellectual property rights, and general corporate expenses.

	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2007	+/–%		2006
	(Unaudited)
	(In thousands)
General and administrative	$9,122	$3,526	63%	$5,596
     The increase in general and administrative expense during the six-month period ended June 30, 2007 compared to general and administrative expense in the same period in 2006 was primarily due to costs related to the reorganization associated with the exchange offer, the filing of our Form S-1 Registration Statement with the SEC in January 2007 and legal expenses related to our potential financing and strategic alternatives. General and administrative expense increased as a percentage of total revenue to 37% during the six-month period ended June 30, 2007 compared to 27% during the six-month period ended June 30, 2006. General and administrative expense increased as a percentage of product sales to 45% during the six-month period ended June 30 2007 compared to 27% during the six-month period ended June 30, 2006.
 Sales and Marketing
     Sales and marketing expense consists of costs of marketing and selling personnel, including our orthobiologics specialists, distributor and physician training programs, sales commissions to our independent distributor agents and marketing activities.

	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2007	+/–%		2006
	(Unaudited)
	(In thousands)
Sales and marketing	$9,135	$602	7%	$8,533
     The increase in sales and marketing expense during the six-month period ended June 30, 2007 compared to sales and marketing expense in the same period in 2006 was attributable to increased stock compensation expense due to additional stock option grants made during 2007 and an expansion of our sales team both in the U.S. and internationally. Sales and marketing expense decreased as a percentage of total revenue to 37% during the six -month period ended June 30, 2007 compared to 41% during the six-month period ended June 30, 2006. As a percentage of product sales, sales and marketing expense increased to 45% during the six-month period ended June 30, 2007 compared to 42% during the six-month period ended June 30, 2006. We expect that our sales and marketing expense will continue to increase in absolute dollars, to the extent that additional product sales result in increased product commissions and increased product branding and marketing costs.
 Research and Development
     Research and development expense consists of costs for personnel, supplies, materials and other expenses associated with product research and product development and regulatory and clinical functions, including clinical studies.

	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2007	+/–%		2006
	(Unaudited)
	(In thousands)
Research and development	$3,111	$(342)	(10)%	$3,453
     The decrease in research and development expense during the six-month period ended June 30, 2007 compared with the same period in 2006 was primarily attributable to the expiration of the collaboration agreement with Twente University in the fourth quarter of 2006. Research and development expense as a percentage of total revenue decreased to 13% during the six-month period ended June 30, 2007 compared to 17% during the six-month period ended June 30, 2006. Research and development expense as a percentage of product revenue decreased to 15% during the six-month period ended June 30, 2007 compared to 17% during the six-month period ended June 30, 2006. We expect research and development expense to increase in absolute dollars in the upcoming periods as we continue the development of our second generation of Accell products, commence clinical trials to demonstrate their efficacy and as we evaluate other technologies that may complement our current product portfolio.
 Interest Income

	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2007	+/–%		2006
	(Unaudited)
	(In thousands)
Interest income	$147	$(131)	(47)%	$278
     Interest income decreased 47% in the six-month period ended June 30, 2007 compared to interest income in the same period in 2006, due to lower average cash and cash equivalents balances in the second quarter of 2007.
 Interest Expense

	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2007	+/–%		2006
	(Unaudited)
	(In thousands)
Interest expense	$(341)	$(285)	509%	$(56)
     Interest expense increased by 509% in the six-month period ended June 30, 2007 compared to interest expense in the same period in 2006. The increase was due primarily to borrowings on the line of credit with Merrill Lynch which was closed in May 2007 and the prior line of credit with Silicon Valley Bank that we entered into in August 2006. The latter was repaid in full in June 2007.

 Foreign Exchange Loss

	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2007	+/–%		2006
	(Unaudited)
	(In thousands)
Foreign exchange loss	$(60)	$5,450	% not meaningful	$(5,510)
     During the six-month period ended June 30, 2007, we capitalized our intercompany debt, which resulted in a substantially lower foreign exchange fluctuation than in the same period in 2006. In the six-month period ended June 30, 2006, we realized a foreign exchange loss as a result of U.S. dollar cash deposits held by our European subsidiaries in The Netherlands and Switzerland and a U.S. dollar denominated intercompany receivable held by our Swiss entity. Our Dutch entity uses the Euro as its functional currency and our Swiss entity uses the Swiss Franc as its functional currency. Fluctuations from the beginning to the end of any given reporting period resulted in the revaluation of our foreign currency denominated intercompany loans, generating currency translation gains or losses that impact our net loss in the respective reporting period.
 Provision for Income Taxes

	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2007	+/–%		2006
	(Unaudited)
	(In thousands)
Provision for income taxes	$10	$10	% not meaningful	$—
     Provision for income taxes has typically been minimal or nothing due to our history of losses. During the six-month period ended June 30, 2007, tax expense of $9,850 resulted in one U.S. state, where a new tax on gross margin was enacted.
 Minority Interest in Loss

	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2007	+/–%		2006
	(Unaudited)
	(In thousands)
Minority interest in loss	$495	$495	% not meaningful	$—
     Minority interest did not exist in 2006, but arose pursuant to the January 2007 exchange offer, whereby our shares were offered to holders of IsoTis S.A. in exchange for stock of that entity. Minority interest stockholders comprise those who did not elect to acquire our stock, instead retaining their original IsoTis S.A. shares. At June 30, 2007, the minority interest stockholders retained approximately 9.5% of the outstanding shares of IsoTis S.A. On August 3, 2007, pursuant to the merger between IsoTis S.A. and IsoTis International, the remaining 9.5% of IsoTis S.A.’s outstanding shares were exchanged for shares of our common stock.

 Net Loss

	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2007	+/–%		2006
	(Unaudited)
	(In thousands)
Net loss	$(5,013)	$4,928	(50)%	$(9,941)
     As a result of the factors discussed above, we recorded a net loss in the six-month period ended June 30, 2007 of $5.0 million as compared to a net loss of $9.9 million in the same period of 2006.
Liquidity and Capital Resources

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$4,503	$13,363
Restricted cash	$9,856	$2,910
Working capital	$15,657	$19,633

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In thousands)
Net cash flows used in operating activities	$(10,193)	$(4,016)
Net cash flows (used in) provided by investing activities	(7,614)	245
Net cash provided by (used in) financing activities	$8,966	$(407)
     At June 30, 2007, we had cash and cash equivalents of $4.5 million and working capital of $15.7 million. This compares to cash and cash equivalents of $13.4 million and working capital of $19.6 million at December 31, 2006. The cash was used to fund our operations and other cash needs.
     Net cash used in operating activities for the six months ended June 30, 2007 was $10.2 million, primarily due to a net loss of $5.0 million and a decrease in trade and other payable of $3.6 million, as compared to trade and other payables of $13.3 million at December 31, 2006, offset by depreciation and stock based compensation expense of $1.8 million and $1.0 million, respectively. Inventories utilized $0.7 million of cash during the six-month period ended June 30, 2007 as a result of increased inventories due to lower than expected demand. Net cash used in investing activities was $7.6 million for the six-month period ended June 30, 2007, including an increase in restricted cash of $6.9 million, as compared to restricted cash at December 31, 2006, and $0.7 million in purchases of property, plant and equipment. Net cash provided by financing activities generated $9.0 million primarily from borrowings under the Merrill Lynch and Silicon Valley Bank line of credit, more specifically described in note 2 to our condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
      As discussed in note 1 to our condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplate that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities in the normal course of business. However, the use of these principles may not be appropriate at December 31, 2006 and June 30, 2007 as there is a substantial doubt about our ability to continue as a going concern without raising additional financial resources. We will require outside sources of financing to meet our capital needs through 2007 and beyond. Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. We have a history of recurring losses from operations. Capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. Since inception, we have incurred losses from operations and have reported negative cash flows. Losses from operations were $5.3 million and $4.6 million during the six month periods ended June 30, 2007 and 2006, respectively.
     Operating cash flow deficits were $10.2 million and $4.0 million during the six month periods ended June 30, 2007 and 2006, respectively. As of June 30, 2007 and December 31, 2006, we had an accumulated deficit of $124.8 million and $132.3 million, respectively. As of June 30, 2007, available cash and cash equivalents totaled $4.5 million and working capital was $15.6 million, compared with available cash and cash equivalents of $13.4 million and working capital of $19.6 million at December 31, 2006. These conditions raise substantial doubt about our ability to continue as a going concern.

     The condensed consolidated financial statements do not include any adjustment to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue in business. Our consolidated financial statements as of and for the six months ended June 30, 2007, and as of and for the year ended December 31, 2006, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. We believe sufficient financial resources currently exist to fund operations through the third quarter of 2007.
     In February 2007, a cost reduction program was instituted that included a number of measures intended to reduce the use of our cash reserves, without impacting our ability to manufacture and supply our customers. Examples of these measures include a force reduction of 12 employees and salary reductions to senior management employees, and postponement of the clinical trial program and the administrative office move. The measures also included a reduction of our U.S. payroll by approximately 10% through a proportional reduction of our Irvine office staff and by management delaying payment of a portion of their salaries until later in the year, reflecting management and staff commitment to our future.
     If we do not close a financing transaction for any reason, we will be forced to engage in additional cost reduction measures, sales of assets likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms substantially more disadvantageous to us and dilutive to our stockholders. We would need to augment our cash through additional and possibly repetitive dilutive financings. If we are unable to raise additional funds, we could be forced to discontinue our operations. The audit report of our independent registered public accounting firm contained in IsoTis S.A.’s 2006 Annual Report on Form 20-F contains an unqualified opinion with an explanatory paragraph, to the effect that there is substantial doubt about our ability to continue as a going concern.
Off-Balance Sheet Arrangements
     As of June 30, 2007, we had no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risks related primarily to foreign exchange rates. Our currency risk is derived from potential changes in functional currency values of our non-functional currency denominated assets, liabilities and cash flows. Our most significant currency exposures relate to U.S. dollar denominated cash and inter-company loans in entities that use the Euro and the Swiss Franc as their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency denominated inter-company loans, generating currency translation gains or losses that impact our net loss levels in the respective period. We had no derivative financial instruments to hedge currency risks at June 30, 2007 or December 31, 2006. We have previously been exposed to foreign exchange risks due to periodic revaluation of inter-company debt. We capitalized our inter-company debt on January 25, 2007, which we believe will substantially reduce foreign exchange fluctuations in the future. As a result, a 10% increase or decrease in the value of the U.S. dollar against the Euro and Swiss Franc would not have a material effect.
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
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007, the end of the fiscal quarter covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level as of the end of the period covered by this report.

     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 4T. Controls and Procedures
     Not applicable.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In the normal course of operations, we may have disagreements or disputes with vendors or employees. These disputes are seen by our management as a normal part of business, and there are no pending actions currently or no threatened actions that management believes would have a significant material impact on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
     You should carefully consider all of the information set forth in this Form 10-Q and the following risk factors which we face and which are faced by our industry. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in IsoTis S.A.’s Annual Report on Form 20-F for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in the IsoTis S.A. Annual Report on Form 20-F are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Risks Related to our Business
The announcement of, and/or the failure to complete, the proposed merger with Integra Lifesciences Holdings Corporation (“Integra”) could negatively affect the market price of our securities, as well as adversely affect our business.
     On August 7, 2007, we and Integra announced that we had entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which a wholly-owned subsidiary of Integra will be merged with and into us (the “Merger”) and we will become a wholly-owned subsidiary of Integra. At the effective time of the Merger, each share of our common stock will be converted into the right to receive $7.25 per share in cash. The Merger is subject to the satisfaction or waiver of a number of closing conditions, including:
•	the receipt of the necessary approval of the Merger Agreement by our stockholders;

•	the absence of a material adverse effect on our business;

•	clearance of the 510(k) application for our Accell products currently pending before the FDA;

•	holders of less than ten percent of our outstanding common stock exercising appraisal rights;

•	the amendment of Integra’s credit agreement; and

•	the satisfaction or waiver of other closing conditions as identified in the Merger Agreement.
     As a result of the announcement of the Merger Agreement and the potential Merger, our business may be adversely impacted due to the disruption of our relationships with customers, suppliers and employees and the diversion of management’s attention from our day-to-day business operations, which may have a material and adverse impact on our business.
     If the Merger is not consummated for any reason, we will be subject to a number of material risks, including:
•	the obligation to pay a termination fee to Integra of $2,250,000 if the Merger Agreement is terminated under certain circumstances;

•	the obligation to reimburse Integra for up to $1,500,000 in transaction expenses under certain circumstances;

•	the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the Merger will be completed; and

•	the costs relating to the Merger, including legal and accounting fees and a portion of the investment banking fees or expenses, that must be paid even if the Merger is not completed.
     Other important factors related to the Merger that might affect actual results, performance or achievements include, among other things, timely and successful hiring or retention of employees; the ability to retain existing partners and customers; availability of inventory from vendors and suppliers in part due to reactions of such vendors or suppliers to the Merger Agreement announcement; and industry, competitive and technological changes and reactions by competitors to the Merger Agreement announcement.
     To the extent the Merger is completed, we will become a wholly-owned subsidiary of Integra and will no longer be a stand-alone public company.
We continue to market Accell 100 and Accell TBM while our 510(k) submission for these products is pending. If the Food and Drug Administration, or FDA, requires us to cease marketing or recall these products, or imposes significant enforcement sanctions, our business could be harmed.
     We began marketing our Accell 100 and Accell TBM products based upon our assessment that they were subject to regulation solely as 361 HCT/Ps under the FDA’s definition, since they did not contain added carriers to improve handling and we believed they otherwise met the definition of an HCT/P. On June 28, 2006, we submitted a 510(k) premarket notification for our Accell family of products. On September 28, 2006, the FDA sent us a letter requesting additional information about our Accell products that was needed in order to complete their review of our submission. On October 6, 2006, the FDA wrote to us separately with their conclusion that Accell DBM100, which we now refer to as Accell 100, does not meet the criteria for regulation solely as a 361 HCT/P because the exposure of this product to e-beam irradiation, in their view, constitutes more than minimal manipulation. On October 19, 2006, we received a written determination from the FDA that Accell 100 is not eligible for regulation solely as a 361 HCT/P. On February 7, 2007, we received a letter from the FDA with additional comments and questions regarding our pending 510(k) application for its Accell products. The letter raised a jurisdictional question as to whether the Accell products should be regulated as a medical device. Moreover, if regulated as a medical device, the letter questioned whether the Accell products were Class II or Class III devices. Although we continued to believe Accell 100 and Accell TBM satisfied the requirements to be regulated solely as a 361 HCT/P, because of the uncertainty surrounding the applicability of the FDA’s definition of a 361 HCT/P, we included the Accell 100 and Accell TBM in our 510(k) submission for the entire Accell family. The Accell family 510(k) also consists of our next generation of Accell products, including a spine indication for Accell Connexus. That 510(k) submission remains pending with the FDA.
     On February 14, 2007, we responded to both the October 2006 and February 2007 FDA letters and requested to meet with the FDA to discuss the FDA’s questions. In May 2007, we announced that we recently received a positive response from the Center for Biologics Evaluation and Research (CBER) and the Center for Devices and Radiological Health (CDRH) of the FDA, confirming that our Accell family of DBM products will be regulated under the device provisions of the Federal Food, Drug, and Cosmetic Act. Following receipt of this response letter, we engaged in discussions with the Office of Device Evaluation (ODE) of CDRH. Based on these discussions, we submitted a 510(k) supplement clarifying the claims and labeling for our Accell products. We also addressed

ODE’s additional questions regarding the Accell process. These discussions resulted in a confirmation that the CDRH will restart the review of our pending 510(k) notice for our Accell family of products submitted in July 2006, which was put on hold in February 2007. While there can be no assurance that CDRH will not request additional information after review of the supplement, which may cause further delays, based on our discussions with the FDA, we hope to receive a timely 510 (k) clearance. We continue to believe the Accell family of products are Class II medical devices that are subject to the 510(k) clearance process. This belief is consistent with the treatment of other competing products, our prior discussions with the FDA and the 510(k) clearance previously received for Accell Connexus.
     While we believe that the Accell family products, including Accell 100 and Accell TBM, will be regulated as Class II devices, we cannot assure you that the FDA will not choose to regulate them as Class III products. If the FDA were to determine that these products are Class III medical devices or biologic products, we will be subject to a more costly, lengthy and uncertain approval process that could involve significant additional clinical data or premarket approval. Even if the FDA determines that these products are Class II medical devices, there is no assurance that the FDA will grant clearance of our pending 510(k) submission for the Accell family of products. With regard to Accell 100 and Accell TBM, there is no assurance that the FDA will not require us to stop shipping those products until clearance of the pending 510(k) submission is obtained. There also is no assurance that the FDA will not take compliance measures against one or more of the Accell products before the products receive market clearance, which could include fines, injunctions and recalls of our products.
We have a history of losses and require significant capital to expand our business.
     We have incurred significant losses since inception. Historically, our losses were primarily due to large expenditures on research and development of our products compared with modest sales revenue due to the early stage of commercialization for most of our products, and the costs of our restructuring after each of our two mergers. Beginning in 2004, our marketing and selling expense and general and administrative expense increased significantly as we increased product sales and began expanding our business. These factors have contributed to a total accumulated deficit of $124.8 million at June 30, 2007. We expect to continue to incur losses for the foreseeable future. At December 31, 2006, our auditors have raised significant doubts about our ability to continue as a going concern. Our management believes we have sufficient capital to fund operations through the third quarter of 2007. However, we do not have sufficient financial resources to fund operations after that point, and our existing funds may not last that long. We must raise additional capital to continue our operations.
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
     In the event that we raise additional funds by issuing equity or debt securities or if we acquire other companies using our common stock as consideration, existing holders of our common stock may be diluted and the new equity or debt securities may have rights, privileges or preferences that are senior to those of existing holders of our common stock. Additionally, any ordinary, authorized and conditional capital increases must be approved by holders of our common stock at a stockholder meeting. If the holders of our common stock do not approve such motions, we may not be able to finance current operations, acquire new technologies or finance other approaches necessary to facilitate our growth. Any of these developments could have a material adverse effect on our business.
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
     To market our products, we have established, and intend to continue to establish, strategic relationships with a network of independent distributor agents and stocking distributors that have their own sales forces with technical expertise and distribution capabilities. Our revenue will partly depend upon the efforts of these third parties and their ability to educate surgeons regarding our products. Our distributors have significant discretion in determining the efforts and resources they apply to the sale of our products. Our distributors may not commit the necessary resources to market and sell our products to the level of our expectations and, regardless of the resources they commit, may not be successful. Additionally, most of our distributor agreements can be terminated with limited notice, and we may not be able to replace any terminating distributors in a timely manner or on terms agreeable to us, if at all. Our top ten distributors by revenue in the U.S. accounted for 28% of our total revenue in 2006. If we are unable to maintain our distribution network or if our distribution network is not successful in marketing and selling our products, our revenue could decline significantly.
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
     Our products and product candidates are subject to on-going regulations even after approval or clearance for sale. These include, among others, requirements governing the labeling, packaging, storage, advertising, promotion (including the FDA’s general prohibition against promoting products for unapproved or “off-label” uses), recordkeeping, complaint handling, distribution, export and the submission of safety and other post-market information, including reporting of certain adverse events associated with the use of our products and obtaining additional approvals or clearances for certain modifications to our products or their labeling or claims.
     Manufacturers of FDA-regulated products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations, as well as the Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of medical devices. We are also subject to FDA regulations regarding human cells, tissues, and cellular or tissue-based products, which includes requirements for establishing registration and listing, donor eligibility, current good tissue practices (CGTP), labeling, adverse-event reporting, and inspection and enforcement.
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
     We are subject to various laws pertaining to health care fraud and abuse, including, for example, the federal Anti-Kickback Statute, the federal False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996, and state law equivalents to these federal laws, which may not be limited to government-reimbursed items and may not contain identical exceptions. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, civil and criminal penalties, damages, fines, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid, and the curtailment of restructuring of operations. Any action against us for violation of these laws could have a significant impact on our business.
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
     We recently entered into a lease for a larger facility that we expect will meet our needs for the next three to five years. We have transitioned our operations to the new facility and expect to complete the transition of our administrative office in December 2007. However, we cannot assure you that we will be able to complete the transition within our anticipated time frame or budget, if at all. Even if we complete the transition in a timely manner, we may not be able to obtain the requisite regulatory approvals for the facility on a timely basis, or at all. Any delays in our transitioning to the new facility or in obtaining the required approvals for the new facility could impact our ability to meet demand for our products and our business would be adversely affected.
     Additionally, most of our manufacturing processes are required to comply with the FDA’s QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. Likewise, our manufacturing processes for those of our products regulated as 361 HCT/Ps are required to comply with the FDA’s requirements for donor eligibility and the CGTP when processing, storing, labeling and distributing 361 HCT/Ps. The FDA enforces its QSR, 361 HCT/P donor eligibility and CGTP regulations through periodic unannounced inspections, and if our manufacturing facility fails an inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate and timely corrective action in response to an adverse inspection could force a shutdown of our manufacturing operations or a recall of our products.
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
     During the six month periods ended June 30, 2007 and 2006, 25.0% and 24.0%, respectively, of our revenue was attributable to international sales. By engaging in business internationally, we are exposed to risks separate and distinct from those we face in our domestic operations, including:
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
     New regulations and standards may be passed by foreign regulatory authorities impacting the processing of human tissue products or other elements of our products. For example, we are aware of recent directives in the European Union that are not final but that could impose additional regulatory requirements on the processing, storage and distribution of our products. Moreover, in countries where there is little or no current regulation of our products, new regulations could be passed that affect our products. We cannot assure you that we will be able to comply with any new or modified foreign regulations applicable to our products, and any such regulations could prevent us from marketing, or cause delays in our ability to market, our products in those jurisdictions.

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
If we are unable to successfully complete our planned clinical trials, or if the results of our planned clinical trials do not meet the established endpoints, we may be unable to rely on those clinical trials to demonstrate the safety and efficacy of our products, which could adversely impact our anticipated marketing strategy.
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
     Our success depends, to a large extent, on the efforts and expertise of the management team and other key members of our management and staff. Loss of key personnel could result in significant delay of our product and business development or manufacturing processes. Each of our officers can terminate his or her employment without notice and without cause or good reason. There is intense competition for skilled personnel in our field and retaining such personnel cannot be guaranteed. If we fail to recruit and retain skilled personnel, especially in the areas of sales and marketing, manufacturing, research and development and regulatory affairs, we may be unable to continue our development and sales activities. We recently announced the resignation of vice president of sales, Alan Donze, who was replaced by a new vice president of sales, James Abraham, on April 11, 2007. In addition, on July 3, 2007, we announced that Kathryn Liljestrand, our vice president of marketing, resigned effective July 31, 2007. Although the board of directors believes that these management changes are in our best interests, there is no assurance that these disruptions will not adversely affect our business.
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
     As of June 30, 2007, we had an accumulated deficit of $124.8 million, as compared to an accumulated deficit of $132.3 million as of December 31, 2006. We have never recorded profits from operations and we cannot assure you that losses will not occur in the future. The fluctuations in our quarterly results of operations have and will continue to result from numerous factors, including:
•	public announcements, including the announcement of the Integra merger;

•	delays or interruptions in manufacturing and shipping of our products;

•	practices of insurance companies, Medicare and Medicaid with respect to reimbursement for procedures that employ our products;

•	physician and patient acceptance of our products and procedures that employ our products;

•	seasonal demand;

•	pricing of our products;

•	purchases by our private label partners;

•	our ability to hire and train a sufficient number of sales and marketing personnel;

•	our ability to attract and retain attractive and independent distributor agents, international stocking distributors and private label partners;

•	timing of new product introductions;

•	publication of our clinical results or the clinical results of our competitors;

•	fluctuations in supply of our raw materials;

•	timing of orders received; and

•	the effect of competing technological and market developments.
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
     Prior to the exchange offer, IsoTis S.A. shares were listed on SWX Swiss Exchange, the Toronto Stock Exchange and Euronext Amsterdam. On January 26, 2007, following the successful completion of the exchange offer, our common stock began trading on the NASDAQ Global Market. As a result, our shares have only been trading on the NASDAQ Global Market for a limited period of time and the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors. Many of the factors that could impact our trading price are beyond our control and include:
•	reactions of investors, competitors, customers or suppliers to the Integra merger announcement;

•	the receipt, denial or timing of regulatory clearances or approvals of our products or competing products;

•	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;

•	the ability of our products to achieve market success;

•	the performance of third-party distributors;

•	our ability to manufacture our products in accordance with applicable commercial standards;

•	the success of any collaborations we may undertake with other companies;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;

•	actual or anticipated variations in our quarterly and annual results of operations or those of our competitors;

•	announcements of new products, technological innovations or product advancements by us or our competitors;

•	developments with respect to patents and other intellectual property rights;

•	sales of common stock or other securities by us or our stockholders in the future;

•	additions or departures of key scientific or management personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock;

•	changes in earnings estimates or recommendations by securities analysts, failure to obtain analyst coverage of IsoTis, Inc. common stock or our failure to meet or exceed analyst financial estimates;

•	developments in our industry; and

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.
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

Securities analysts may not continue coverage of our common stock or may issue negative reports, and this may have a negative impact on the market price of our common stock.
     If securities analysts do not elect to continue providing research coverage of our common stock, the lack of research coverage may adversely affect the market price of our common stock. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts who elects to cover us downgrades our common stock, the stock price would likely decline rapidly. If one or more of these analysts ceases coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, recently adopted rules under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, and a global settlement reached in 2003 between the Securities and Exchange Commission, or SEC, other regulatory agencies and a number of investment banks have led to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms are required to contract with independent financial analysts for their stock research. It may be difficult for companies such as us, with smaller market capitalizations, to attract independent financial analysts that will cover our common stock. This could have a negative effect on the market price of our common stock.
Our holding company structure makes us dependent on our subsidiaries for our cash flow and subordinates the rights of our stockholders to the rights of the creditors of our subsidiaries in the event of an insolvency or liquidation of any of our subsidiaries.
     We are a holding company and, accordingly, substantially all of our operations are conducted through our subsidiaries. Our subsidiaries are separate and distinct legal entities. As a result, our cash flow depends upon the earnings of our subsidiaries. The ability of our subsidiaries to provide us with funds may be limited by other obligations. In addition, we depend on the distribution of earnings, loans or other payments by our subsidiaries to us. Our subsidiaries have no obligation to provide us with funds for our payment obligations. If there is an insolvency, liquidation or other reorganization of any of our subsidiaries, our stockholders will have no right to proceed against our subsidiaries’ assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before we, as a shareholder, would be entitled to receive any distribution from that sale or disposal.
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
Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders.
     Provisions in our Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions:
•	permit our board of directors to issue up to 10,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate, including the right to approve an acquisition or other change in control;

•	provide that the authorized number of directors may be changed only by resolution of our board of directors;

•	classify our board of directors so that not all members are elected at one time, which may make it more difficult for a person who acquires a majority of our outstanding shares to replace our directors;

•	provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;

•	provide that stockholders seeking to present proposals before a meeting of our stockholders or to nominate candidates for election as directors at a meeting of our stockholders must provide notice in writing in a timely manner, and also specify requirements as to the form and content of a stockholder’s notice;

•	do not provide for cumulative voting rights, therefore allowing the holders of a majority of the shares of our common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose;

•	provide that special meetings of our stockholders may be called only by the chairman of the board, the president or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and

•	provide that our stockholders will be permitted to amend our bylaws only upon receiving at least 66 2 / 3 % of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.
     In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any broad range of business combinations with any stockholder who owns, or at any time in the last three years owned, 15% or more of the company’s outstanding voting stock, referred to as an interested stockholder, for a period of three years following the date on which the stockholder became an interested stockholder. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits.

Exhibit No.	Description
2.1*	Agreement and Plan of Merger, dated as of August 6, 2007, by and among IsoTis, Inc., Integra Lifesciences Holdings Corporation and Ice Mergercorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 7, 2007).

3.1*	Certificate of Incorporation of IsoTis, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 25, 2007).

3.2*	Bylaws of IsoTis, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 25, 2007).

10.1+	Transfer and License Agreement, dated as of April 24, 2007, by and among IsoTis, Inc., IsoTis N.V., OctoPlus N.V. and Chienna B.V.

10.2+	License Agreement, dated as of May 18, 2007, by and between IsoTis, Inc. and AlloSource.

10.3*	Credit and Security Agreement, dated as of May 29, 2007, by and among IsoTis, Inc., IsoTis OrthoBiologics, Inc., Merrill Lynch Capital and Silicon Valley Bank (incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed on June 4, 2007).

10.4*	Separation and General Release Agreement, dated as of June 29, 2007, by and between IsoTis, Inc. and Kathryn Liljestrand (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 3, 2007).

31.1	Certification of Principal Executive Officer required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Incorporated by reference.

+	Confidential treatment has been requested for certain portions of this document pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential provisions have been omitted from the exhibit and filed separately with the SEC.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IsoTis, Inc.
/s/ Pieter Wolters
Pieter Wolters
President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

/s/ Robert J. Morocco
Robert J. Morocco
Chief Financial Officer/Treasurer and Secretary (Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)

Dated: August 9, 2007

Exhibit Index

Exhibit No.	Description
2.1*	Agreement and Plan of Merger, dated as of August 6, 2007, by and among IsoTis, Inc., Integra Lifesciences Holdings Corporation and Ice Mergercorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 7, 2007).

3.1*	Certificate of Incorporation of IsoTis, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 25, 2007).

3.2*	Bylaws of IsoTis, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 25, 2007).

10.1+	Transfer and License Agreement, dated as of April 24, 2007, by and among IsoTis, Inc., IsoTis N.V., OctoPlus N.V. and Chienna B.V.

10.2+	License Agreement, dated as of May 18, 2007, by and between IsoTis, Inc. and AlloSource.

10.3*	Credit and Security Agreement, dated as of May 29, 2007, by and among IsoTis, Inc., IsoTis OrthoBiologics, Inc., Merrill Lynch Capital and Silicon Valley Bank (incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed on June 4, 2007).

10.4*	Separation and General Release Agreement, dated as of June 29, 2007, by and between IsoTis, Inc. and Kathryn Liljestrand (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 3, 2007).

31.1	Certification of Principal Executive Officer required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Incorporated by reference.

+	Confidential treatment has been requested for certain portions of this document pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential provisions have been omitted from the exhibit and filed separately with the SEC.